Form 10-Q
period 1996-06-30
CYBEX COMPUTER PRODUCTS CORP
filed 1996-08-14
CIK 946360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ___________________

                                   FORM 10-Q

         (MARK ONE)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            ---       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    --------------

                         COMMISSION FILE NUMBER 0-26496


                      CYBEX COMPUTER PRODUCTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  ALABAMA                            63-0801728
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                              4912 RESEARCH DRIVE
                           HUNTSVILLE, ALABAMA 35805
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205) 430-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES   X     NO
                                  -----      -----

   AS OF AUGUST 12, 1996, 5,504,383 SHARES OF THE REGISTRANT'S COMMON STOCK
                       $.001 PAR VALUE, WERE OUTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1996


                               TABLE OF CONTENTS

                                                                                      PAGE
Part I -  FINANCIAL INFORMATION                                                      NUMBER
                                                                                     ------
          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets as of March 31, 1996 and
                    June 30, 1996                                                       3

                    Condensed Consolidated Statements of Income for the three
                    months ended June 30, 1995 and 1996                                 4

                    Condensed Consolidated Statements of Cash Flows for the three
                    months ended June 30, 1995 and 1996.                                5

                    Notes to Condensed Consolidated Financial Statements                6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           8


Part II - OTHER INFORMATION


          Item 6.   Exhibits                                                           12



          SIGNATURES                                                                   13

          INDEX OF EXHIBITS                                                            14

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,               JUNE 30,
                                                                                 1996                    1996
                                                                             -----------             -----------
                                     ASSETS                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................................    $   862,878             $ 8,330,516
  Short-term investments ................................................     36,907,899              24,938,909
  Accounts receivable- trade, less allowance for doubtful accounts
    of $131,383 and $137,000, respectively ..............................      4,276,640               4,433,637
  Other receivables  ....................................................         15,103                  60,648
  Income tax receivable  ................................................        118,651                   3,100
  Inventories  ..........................................................      3,487,043               2,933,457
  Prepaid expenses  .....................................................         43,926                  48,654
  Deferred income taxes  ................................................        393,639                 393,639
                                                                             -----------             -----------
             Total current assets  ......................................     46,105,779              41,142,560
Investments .............................................................            ---               1,117,930
Property and equipment, net of accumulated depreciation .................      1,109,918               1,766,043
Other assets  ...........................................................        202,065                 213,142
                                                                             -----------             -----------
                                                                             $47,417,762             $44,239,675
                                                                             ===========             ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable  .........................................................    $ 5,000,000             $      ----
  Accounts payable.......................................................        962,867                 936,477
  Accrued salaries and bonuses ..........................................        515,726                 439,140
  Income taxes payable  .................................................           ----                 584,449
  Liability for sales and warranty returns ..............................        200,000                 214,000
  Other current liabilities .............................................         33,124                 129,207
                                                                             -----------             -----------
              Total current liabilities .................................      6,711,717               2,303,273
Deferred income taxes ...................................................         85,024                  85,024
                                                                             -----------             -----------
              Total liabilities .........................................      6,796,741               2,388,297
Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued ........................................
  Common stock, par value $.001 per share; 25,000,000 shares authorized; March 31,  1996 -- 6,068,008 shares issued,
   5,504,383 shares outstanding; June 30, 1996 -- 6,068,008
   shares issued, 5,504,383 shares outstanding ..........................          6,069                   6,069
 Additional paid in capital .............................................     34,079,719              34,079,719
 Retained earnings  .....................................................     10,370,114              11,600,471
 Treasury stock, at cost; 563,625 shares ................................     (3,834,881)             (3,834,881)
                                                                             -----------             -----------
                 Total shareholders' equity .............................     40,621,021              41,851,378
                                                                             -----------             -----------
                                                                             $47,417,762             $44,239,675
                                                                             ===========             ===========

           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                              1995                1996
                                                                                              ----                ----
Net sales  ..........................................................................     $5,653,460           $7,427,913

Cost of sales  ......................................................................      2,484,728            3,486,579
                                                                                          ----------           ----------

    Gross profit  ...................................................................      3,168,732            3,941,334

Research and development expenses ...................................................        361,740              522,486

Selling, general and administrative expenses ........................................      1,457,926            1,875,794
                                                                                          ----------           ----------

    Operating income  ...............................................................      1,349,066            1,543,054

Other income  .......................................................................         15,656              387,303
                                                                                          ----------           ----------

    Income before provision for income taxes                                               1,364,722            1,930,357

 Provision for income taxes  ........................................................        493,055              700,000
                                                                                          ----------           ----------

  Net income  .......................................................................     $  871,667           $1,230,357
                                                                                          ==========           ==========

Net income per common and common
  equivalent share ..................................................................     $      .24           $      .22
                                                                                          ==========           ==========

 Weighted average common and common
  equivalent shares outstanding   ...................................................      3,699,767            5,620,962
                                                                                          ==========           ==========

            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                             1995                 1996
                                                                                             ----                 ----
Cash flows from operating activities:
  Net income  .......................................................................     $ 871,667          $  1,230,357
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  ...................................................................        49,641                70,375
    Amortization of discount on investments  ........................................       (10,888)             (311,158)
    Provision for losses on accounts receivable  ....................................        13,116                 5,617
    Deferred income taxes  ..........................................................       (22,589)                   --
    Changes in operating assets and liabilities:
      Accounts receivable- trade ... ................................................      (269,351)             (162,614)
      Inventories ...................................................................      (722,996)              553,586
      Prepaid expenses and other assets  ............................................       (56,064)              (61,351)
      Accounts payable  .............................................................      (509,854)              (26,390)
      Accrued expenses and other liabilities  .......................................       225,938                33,497
      Income taxes payable /receivable  .............................................       503,144               700,000
                                                                                          ---------          ------------
     Net cash provided by  operating activities                                              71,764             2,031,919

Cash flows from investing activities:
  Purchases of property and equipment  ..............................................       (87,673)             (726,500)
  Purchases of investments available for sale  ......................................                         (11,636,297)
  Proceeds from maturities of investments  ..........................................       265,000            22,798,516
                                                                                          ---------          ------------
   Net cash provided by investing activities  .......................................       177,327            10,435,719

Cash flows from financing activities:
  Borrowings from line of credit  ...................................................       500,000
  Repayments of line of credit  .....................................................      (500,000)
  Repayment of note payable  ........................................................          ----            (5,000,000)
  Purchase of treasury stock  .......................................................       493,000
                                                                                          ---------          ------------
   Net cash provided by (used in) financing activities  .............................       493,000            (5,000,000)
                                                                                          ---------          ------------

  Net increase  in cash and cash equivalents  .......................................       742,091             7,467,638
Cash and cash equivalents, beginning of period  .....................................       202,817               862,878
                                                                                          ---------          ------------
Cash and cash equivalents, end of period  ...........................................     $ 944,908          $  8,330,516
                                                                                          =========          ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest  .........................................     $   1,975          $      3,500
                                                                                          =========          ============

  Cash paid during the period for income taxes  .....................................     $  12,500          $         --
                                                                                          =========          ============

            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The consolidated financial statements as of and for the interim period ended June 30, 1996 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1996 included in the Company's Form 10-K filed June 27, 1996. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The March 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

          At March 31, 1996 and June 30, 1996, inventories consisted of the following:

                                                                                   March 31,             June 30,
                                                                                      1996                 1996
                                                                                  -----------          -----------
         Raw materials  ......................................................    $ 2,035,335          $ 1,927,003
         Work in process  ....................................................        903,883              531,520
         Finished goods  .....................................................        547,825              474,934
                                                                                  -----------          -----------
                                                                                  $ 3,487,043          $ 2,933,457
                                                                                  ===========          ===========

3. EUROPEAN FACILITY

          In June 1996, the Company announced that it selected Shannon, Ireland for its European distribution and manufacturing facility. The Company has reached an agreement in principle with The Shannon Development Authority for facilities which will be located in the Shannon Free Trade Zone (SFTZ). The definitive agreement is subject to final negotiations and execution. The Shannon Facility should be operational during the Company's third quarter of Fiscal year 1997.

          In July, 1996, the Company signed an agreement to lease a 12,500 square foot temporary facility in the SFTZ. The agreement is a month to month lease for a maximum period of twelve months. The agreement is subject to the signing of a long term lease for another facility located in the SFTZ. The specifications and terms of the additional lease are subject to further negotiation. The Company will vacate the temporary facility once the replacement facility is available for occupancy.

4.   LINE OF CREDIT

          The Company renegotiated its line of credit on July 2, 1996, to provide borrowings of up to $2.5 million at the bank's prime rate. The line of credit expires July 1, 1997. There were no borrowings outstanding under the Company's line of credit as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's form 10-K for year ended March 31, 1996 filed on June 27, 1996.

GENERAL

    The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), the first of which was introduced in 1989, provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2000 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice for the controlled PCs. Elimination of separate keyboards, video monitors and mice can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible, Macintosh and Sun computers and certain Hewlett Packard, Digital Equipment, IBM, and Silicon Graphics computers functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company's latest product introduction adds the increased capability of remote access and control of up to 256 computers or servers over ordinary telephone lines. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    The Company's family of KVM extension products ("KVM Extension Products"), the first of which was introduced in 1987, allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different keyboards, video monitors and mice. A new addition to the KVM Extension Products introduced in the third quarter of Fiscal 1996 utilizes standard Category 5 UTP cabling which is the most common cable used in PC networks, either installed or for planned installations. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

    The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products and through the introduction of increasingly enhanced generations of already accepted products, which have increased functionality and yet are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers as part of this strategy.

    The Company contracts with third parties to provide completed subassemblies of its products. The Company has recently begun a program of outsourcing the entire product (turnkey) for certain stable high volume products. The Company believes that outsourcing manufacturing generally enables the Company to control product costs more effectively.

    The Company continually evaluates new product opportunities and engages in substantial research and product development efforts. The Company expenses all product research and development costs as incurred. Additionally, the Company also incurs substantial expenses related to advertising and participation in trade shows.

    Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products and a one year warranty on parts. To date, the Company has not incurred significant sales and warranty returns expense. The Company also offers sales discounts to its customers based on the level of sales to the customers. Such discounts have historically not had a significant impact on the Company's results of operations.

    The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 22.8% of the Company's total sales for the three months ended June 30, 1996, and 20.4% and 15.4% of the Company's total sales in Fiscal 1996 and Fiscal 1995, respectively. All international sales are made in U.S. dollars.

    In June, 1996, the Company announced that it selected Shannon, Ireland for its European distribution and manufacturing facility. The Company has reached an agreement in principle with The Shannon Development Authority for facilities which will be located in the Shannon Free Trade Zone (SFTZ). The definitive agreement is subject to final negotiations and execution. The Shannon Facility should be operational during the Company's third quarter of Fiscal year 1997.

RESULTS OF OPERATIONS

    The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:

                                                                                         THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                         --------------
                                                                                        1995       1996
                                                                                        ----       ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%     100.0%
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44.0       46.9
                                                                                        -----      -----
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56.0       53.1
 Research and development expenses  . . . . . . . . . . . . . . . . . . . . . . . .       6.4        7.0
  Selling, general and administrative expenses  . . . . . . . . . . . . . . . . . .      25.8       25.3
                                                                                        -----      -----
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23.8       20.8
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.3        5.2
                                                                                        -----      -----
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24.1       26.0
  Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8.7        9.4
                                                                                        -----      -----
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15.4%      16.6%
                                                                                        =====      =====



Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30,
1995

    Net sales increased 31.4% to $7.4 million in the three months ended June 30, 1996 from $5.7 million in the three months ended June 30, 1995. The net sales increase resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products. Sales of KVM Switch Products increased 36.6% to $6.0 million in the three months ended June 30, 1996 from $4.4 million in the three months ended June 30, 1995.

    Sales of KVM Extension Products increased 19.4% to $1.2 million in the three months ended June 30, 1996 from $1.0 million in the three months ended June 30, 1995. The increased sales volume resulted primarily from sales of the Keyview, Snap and Phoneboot/Reboot products, which had no sales during the first quarter of Fiscal year 1996.

    As a percentage of net sales, the Company's KVM Switch Products increased to 80.3% from 77.2% and KVM Extension Products declined to 16.7% from 18.4% during the same period in fiscal 1996. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales. International sales increased 72.1% to $1.7 million in the three months ended June 30, 1996 from $1.0 million in the three months ended June 30, 1995.

    Gross profit increased 24.4% to $3.9 million in the three months ended June 30, 1996, from $3.2 million in the three months ended June 30, 1995. Gross profit as a percentage of net sales declined to 53.1% from 56.0% during the same period in fiscal 1996. This decrease reflects an overall increased sales volume of newer KVM Switch Products, which yield overall lower margins than the more mature products.

    Selling, general and administrative (S G & A) expenses increased 28.7% to $1.9 million (25.3% of net sales) in the three months ended June 30, 1996, from $1.5 million (25.8% of net sales) in the three months ended June 30, 1995.
This increase in dollars spent reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to remain relatively constant as a percentage of net sales.

    Research and development expense was $.5 million or 7.0% of net sales in the three months ended June 30, 1996, as compared to $.4 million or 6.4% of net sales in the three months ended June 30, 1995. Management anticipates that the dollar amount of research and development expenses will increase but will remain relatively constant as a percentage of net sales.

    As a result of the factors discussed above, operating income increased 14.4% to $1.5 million (20.8% of net sales) in the three months ended June 30, 1996, from $1.3 million (23.8% of net sales) in the three months ended June 30, 1995.

    Other income amounted to $.4 million (5.2% of net sales) in the three months ended June 30, 1996. This amount related primarily to interest income from the investment of the proceeds from the Company's initial public offering completed July 28, 1995.

    Net income increased 41.1% to $1.2 million (16.6% of net sales) in the three months ended June 30, 1996, from $.9 million (15.4% of net sales) in the three months ended June 30, 1995, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of June 30, 1996, the Company had an available line of credit of $1.85 million with no outstanding borrowings. The Company renegotiated an increase in the line of credit as of July 2, 1996, to $2.5 million at the bank's prime rate.

    The Company's working capital position improved from $39,394,062 as of March 31, 1996 to $39,957,217 as of June 30, 1996 (adjusted to include $1,117,930 of long term-investments). This improvement in the Company's working capital position was due primarily to increased earnings during the quarter ended June 30, 1996.

    Cash provided from operating activities increased from approximately $72,000 for the three months ended June 30, 1995 to $2.0 million for the three months ended June 30, 1996. This increase was caused primarily by an increase in net income, an increase in accounts payable, although at a decreasing rate, and by the cumulative effect of the change in inventory from a substantial increase for the three months ended June 30, 1995, to a substantial decrease in inventory for the three months ended June 30, 1996. The change was attributed primarily to increased sales levels depleting inventory combined with an increase in the level of turnkey products, which reduced the level of raw components needed for production. The change in accounts payable between the quarters was attributed primarily to the timing of payments.

    There were capital expenditures totaling $.7 million in the first three months of Fiscal 1997. The Company purchased over 14 acres of land for approximately $600,000. The remaining amount was used to purchase equipment for the Company.

     In July, 1996, the Company signed an agreement to lease a 12,500 square foot facility in the Shannon Free Trade Zone (SFTZ) in Ireland. The agreement is a month to month lease for a maximum period of twelve months. The agreement is subject to the signing of a long term lease for additional facilities located in the SFTZ. The specifications and terms of the additional lease are subject to further negotiation. The Company will vacate the temporary facility once the additional facilities are available for occupancy.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

FINANCIAL ACCOUNTING DEVELOPMENTS

     In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued. SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of SFAS 121 will not have a material effect on the Company's financial position or results from operations.

     In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued. SFAS 123 requires the Company to either account for the estimated fair value of stock options granted as compensation expense or continue to account for them under the present rules. If the Company chooses to continue to account for stock options granted under present rules, as the Company believes is likely, disclosure will be required of the compensation expense. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of SFAS 123 will not have a material effect on the Company's financial position or results from operations.


FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q , the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8K filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits

            (a)     The following exhibits are being filed with this report:

                    Exhibit No.    Description
                    -----------    -----------

                        11         Statement Regarding Computation of Per Share
                                   Earnings

                        27         Financial Data Schedule (for SEC use only)

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYBEX COMPUTER PRODUCTS CORPORATION



                                        /s/ Doyle C. Weeks
                                        -----------------------------------
                                        Doyle C. Weeks
                                        Senior Vice President - Finance and
                                        Chief Financial Officer and Treasurer


Date:  August 12, 1996

                               INDEX OF EXHIBITS

EXHIBIT NO.          DESCRIPTION                                                     PAGE NO.
- -----------          -----------                                                     --------
    11               Statement Regarding Computation of Per Share Earnings             15

    27               Financial Data Schedule (for SEC use only)                        16