Form 10-Q
period 1996-09-30
CYBEX COMPUTER PRODUCTS CORP
filed 1996-11-12
CIK 946360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ___________________

                                   FORM 10-Q

  (MARK ONE)

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    ---      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    ---      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-26496


                      CYBEX COMPUTER PRODUCTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            ALABAMA                                         63-0801728
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

                              YES    X    NO
                                    ---        ---

  AS OF NOVEMBER 11, 1996, 5,504,383 SHARES OF THE REGISTRANT'S COMMON STOCK
                      $.001 PAR VALUE, WERE OUTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1996


                               TABLE OF CONTENTS


                                                                            PAGE
                                                                           NUMBER
                                                                           ------
Part I  - FINANCIAL INFORMATION
          Item 1.  Financial Statements:

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1996 and September 30, 1996                      3

                   Condensed Consolidated Statements of Income
                   for the three and six months ended September
                   30, 1995 and 1996                                          4

                   Condensed Consolidated Statements of Cash Flows
                   for the six months ended September 30, 1995 and 1996.      5

                   Notes to Condensed Consolidated Financial Statements       6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8


Part II - OTHER INFORMATION

          Item 6.  Exhibits                                                  13


          SIGNATURES                                                         14

          INDEX OF EXHIBITS                                                  15


ITEM 1.  FINANCIAL STATEMENTS


                      CYBEX COMPUTER PRODUCTS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 31,    SEPTEMBER 30,
                                                                                              1996           1996
                                                                                           ----------    -------------
                                                                                                          (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................................   $   862,878  $ 3,596,615
  Short-term investments.................................................................    36,907,899   28,562,204
  Accounts receivable- trade, less allowance for doubtful accounts
    of $131,383 and $165,406, respectively...............................................     4,276,640    5,347,347
  Other receivables......................................................................        15,103      116,329
  Income tax  receivable.................................................................       118,651        3,100
  Inventories............................................................................     3,487,043    3,155,026
  Prepaid expenses.......................................................................        43,926      140,648
  Deferred income taxes..................................................................       393,639      393,639
                                                                                            -----------  -----------
     Total current assets................................................................    46,105,779   41,314,908
Investments..............................................................................           ---    2,120,980
Property and equipment, net of accumulated depreciation .................................     1,109,918    1,782,139
Other assets.............................................................................       202,065      194,386
                                                                                            -----------  -----------
                                                                                            $47,417,762  $45,412,413
                                                                                            ===========  ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................................................................   $ 5,000,000  $       ---
  Accounts payable.......................................................................       962,867      991,819
  Accrued salaries and bonuses ..........................................................       515,726      535,414
  Income taxes payable...................................................................           ---       21,449
  Liability for sales and warranty returns...............................................       200,000      244,000
Other current liabilities ...............................................................        33,124      210,339
                                                                                            -----------  -----------
     Total current liabilities...........................................................     6,711,717    2,003,021
Deferred income taxes....................................................................        85,024       85,024
                                                                                            -----------  -----------
     Total liabilities...................................................................     6,796,741    2,088,045
Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized;  no shares issued........................................................
  Common stock, par value $.001 per share;  25,000,000 shares authorized;  March 31, and September 30, 1996 -- 6,068,008
    shares issued, 5,504,383 shares outstanding..........................................         6,069        6,069
  Additional paid in capital.............................................................    34,079,719   34,079,719
  Retained earnings......................................................................    10,370,114   13,073,461
  Treasury stock, at cost;   563,625 shares..............................................    (3,834,881)  (3,834,881)
                                                                                            -----------  -----------
     Total shareholders' equity .........................................................    40,621,021   43,324,368
                                                                                            -----------  -----------
                                                                                            $47,417,762  $45,412,413
                                                                                            ===========  ===========

           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        1995           1996               1995             1996
                                                                     ----------     ----------         -----------      -----------
Net sales  ........................................................  $6,000,889     $8,050,329         $11,654,349      $15,478,242

Cost of sales  ....................................................   2,703,770      3,771,377           5,188,498        7,257,956
                                                                     ----------     ----------         -----------      -----------

     Gross profit  ................................................   3,297,119      4,278,952           6,465,851        8,220,286

Selling, general and administrative expenses  .....................   1,513,820      1,936,797           2,971,746        3,812,591

Research and development expenses  ................................     390,086        501,896             751,826        1,024,382
                                                                     ----------     ----------         -----------      -----------

     Operating income  ............................................   1,393,213      1,840,259           2,742,279        3,383,313

Interest income  ..................................................     331,476        469,731             347,132          857,034
                                                                     ----------     ----------         -----------      -----------

     Income before provision for income taxes .....................   1,724,689      2,309,990           3,089,411        4,240,347
Provision for income taxes.........................................     572,566        837,000           1,065,621        1,537,000
                                                                     ----------     ----------         -----------      -----------
     Net income  ..................................................  $1,152,123     $1,472,990         $ 2,023,790      $ 2,703,347
                                                                     ==========     ==========         ===========      ===========

Net income per common and common
  equivalent share ................................................  $      .22     $      .26         $       .45      $       .48
                                                                     ==========     ==========         ===========      ===========

Weighted average common and common
equivalent shares outstanding   ...................................   5,227,839      5,620,613           4,481,861        5,620,337
                                                                     ==========     ==========         ===========      ===========




            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                              SIX MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                             1995          1996
                                                                                                         ------------   -----------
Cash flows from operating activities:
 Net income  ........................................................................................... $  2,023,790   $ 2,703,347
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation  .......................................................................................      105,361       149,459
   Amortization of discount on investments..............................................................     (140,852)     (585,546)
   Provision for losses on accounts receivable..........................................................       95,911        34,023
   Gain on sale of investments..........................................................................          ---       (55,835)
   Deferred income taxes................................................................................      (45,117)          ---
   Changes in operating assets and liabilities:
     Accounts receivable................................................................................     (953,482)  (1,104,730)
     Inventories........................................................................................     (931,984)      332,017
     Prepaid expenses, other receivables and other assets...............................................     (279,359)     (190,269)
     Accounts payable  .................................................................................     (265,479)       28,952
     Accrued expenses and other liabilities  ...........................................................      243,434       240,903
     Income taxes payable /receivable...................................................................       48,238       137,000
                                                                                                         ------------   -----------
     Net cash provided by (used in) operating activities................................................      (99,539)    1,689,321

Cash flows from investing activities:
  Purchases of property and equipment...................................................................     (224,219)     (821,680)
  Purchases of investments available for sale...........................................................  (32,571,124)  (33,197,752)
  Proceeds from sale of investments.....................................................................          ---       874,334
  Proceeds from maturity of investments.................................................................      593,000    39,189,514
                                                                                                         ------------   -----------
  Net cash provided by (used in) investing activities...................................................  (32,202,343)    6,044,416


Cash flows from financing activities:
  Borrowings from line of credit  ......................................................................    1,100,000           ---
  Repayments of line of credit..........................................................................   (1,100,000)          ---
  Repayment of note payable.............................................................................          ---    (5,000,000)
  Proceeds from initial public offering.................................................................   32,724,158           ---
Proceeds from issuance of common stock..................................................................      533,000           ---
                                                                                                         ------------   -----------
  Net cash provided by (used in) financing activities...................................................   33,257,158    (5,000,000)
                                                                                                         ------------   -----------
  Net increase  in cash and cash equivalents............................................................      955,276     2,733,737
Cash and cash equivalents, beginning of period..........................................................      202,817       862,878
                                                                                                         ------------   -----------
Cash and cash equivalents, end of period................................................................ $  1,158,093   $ 3,596,615
                                                                                                         ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.............................................................. $      1,975   $     8,021
                                                                                                         ============   ===========

  Cash paid during the period for income taxes.......................................................... $  1,362,500   $ 1,400,000
                                                                                                         ============   ===========


            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended September 30, 1996 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1996 included in the Company's Form 10-K filed June 27, 1996. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The March 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

     At March 31, 1996 and September 30, 1996, inventories consisted of the following:

                                                                                      March 31,   September 30,
                                                                                         1996         1996
                                                                                     ----------    ----------
          Raw materials  ........................................................    $2,035,335    $1,966,254
          Work in process  ......................................................       903,883       645,671
          Finished goods  .......................................................       547,825       543,101
                                                                                     ----------    ----------
                                                                                     $3,487,043    $3,155,026
                                                                                     ==========    ==========


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

4.   LINE OF CREDIT

     The Company renegotiated its line of credit on July 2, 1996, to provide borrowings of up to $2.5 million at the bank's prime rate. The line of credit expires July 1, 1997. There were no borrowings outstanding under the Company's line of credit as of March 31, 1996 and September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for year ended March 31, 1996 filed on June 27, 1996.


GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), the first of which was introduced in 1989, provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,000 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice for the controlled PCs. Elimination of separate keyboards, video monitors and mice can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible, Macintosh and Sun computers functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company recently designed computer interfaces for its Autoboot 4XP and 1XP which are designed to work with Hewlett Packard systems with HP-HIL (Human Interface Link), including the 9000 and 3000 models; IBM's RS/6000; DEC's Alpha; and Silicon Graphics Indigo Platforms. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's family of KVM extension products ("KVM Extension Products"), the first of which was introduced in 1987, allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different keyboards, video monitors and mice. In addition, the KVM Extension Products introduced in the third quarter of Fiscal 1996 utilize standard category 5 UTP cabling which is the most common cable used in PC networks, either installed or for planned installations. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

     The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products and through the introduction of increasingly enhanced generations of already accepted products which have increased functionality and yet are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers as part of this strategy.

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

     Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products and a one year warranty on parts. To date the Company has not incurred significant sales and warranty returns expense. The Company also offers sales discounts to its customers based on the level of sales to the customers. Such discounts have historically not had a significant impact on the Company's results of operations.

     The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 19.6% of the Company's total sales for the six months ended September 30, 1996, and 20.4% and 15.4% of the Company's total sales in Fiscal 1996 and Fiscal 1995, respectively. All international sales are made in US dollars.

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:

                                                       THREE MONTHS             SIX MONTHS
                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                 ----------------------  ------------------------
                                                    1995        1996        1995         1996
                                                 ----------  ----------  -----------  -----------
Net sales .....................................       100.0%      100.0%       100.0%       100.0%
Cost of sales .................................        45.1        46.8         44.5         46.9
                                                 ----------  ----------  -----------  -----------
Gross profit ..................................        54.9        53.2         55.5         53.1
Research and development expenses .............         6.5         6.2          6.5          6.6
Selling, general and administrative expenses ..        25.2        24.1         25.5         24.6
                                                 ----------  ----------  -----------  -----------
Operating income ..............................        23.2        22.9         23.5         21.9
Interest income ...............................         5.5         5.8          3.0          5.5
                                                 ----------  ----------  -----------  -----------
Income before income taxes ....................        28.7        28.7         26.5         27.4
Provision for income taxes ....................         9.5        10.4          9.1          9.9
                                                 ----------  ----------  -----------  -----------
Net income ....................................        19.2%       18.3%        17.4%        17.5%
                                                 ==========  ==========  ===========  ===========


Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     Net sales increased 34.2% to $8.1 million in the three months ended September 30, 1996 from $6.0 million in the three months ended September 30, 1995. The increased sales resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products. Sales of KVM Switch Products increased 40.5% to $6.6 million in the three months ended September 30, 1996 from $4.7 million in the three months ended September 30, 1995.

     Sales of KVM Extension Products increased 17.5% to $1.2 million in the three months ended September 30, 1996 from $1.0 million in the three months ended September 30, 1995. The increased sales volume resulted primarily from sales of the new Keyview, SNAP and Power Control Products, which had no sales during the second quarter of Fiscal 1996.

     As a percentage of net sales, the Company's KVM Switch Products increased to 82.4% from 78.7% and KVM Extension Products declined to 15.3% from 17.4% during the same period in fiscal 1996. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales. International sales increased 17.2% to $1.3 million (17.0% of net sales) in the three months ended September 30, 1996 from $1.1 million in the three months ended September 30, 1995.

     Gross profit increased 29.8% to $4.3 million in the three months ended September 30, 1996, from $3.3 million in the three months ended September 30, 1995. Gross profit as a percentage of net sales declined to 53.2% from 54.9% during the same period. This decrease reflects an overall increased sales volume of newer KVM Switch Products, which yield overall lower margins than the more mature products.

     Selling, general and administrative expenses increased 27.9% to $1.9 million (24.1% of net sales) in the three months ended September 30, 1996, from $1.5 million (25.2% of net sales) in the three months ended September 30, 1995. This increase reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. Management anticipates that the dollar amount of selling, general and administrative expenses will continue to increase, however, the anticipated expanding sales volume should cause these expenses to remain relatively constant.

     Research and development expense was $0.5 million or 6.2% of net sales in the three months ended September 30, 1996, as compared to $0.4 million or 6.5% of net sales in the three months ended September 30, 1995. Management anticipates that the dollar amount of research and development expenses will increase but will remain relatively constant as a percentage of net sales.

     As a result of the factors discussed above, operating income increased 32.1% to $1.8 million or 22.9% of net sales for the three months ended September 30, 1996, as compared to $1.4 million or 23.2% of net sales for the three months ended September 30, 1995.

     Interest income increased to $470,000 or 5.8% of net sales in the three months ended September 30, 1996 from $331,000 or 5.5% of net sales in the three months ended September 30, 1995. This increase is related primarily to interest income from the investment of the proceeds from the initial public offering completed July 27, 1995.

     Net income increased 27.9% to $1.5 million or 18.3% of net sales in the three months ended September 30, 1996, from $1.2 million or 19.2% of net sales in the three months ended September 30, 1995, as a result of the factors discussed above.

Six Months Ended September 30, 1996 Compared to the Six Months Ended September 30, 1995.

     Net sales increased 32.8% to $15.5 million for the six months ended September 30, 1996. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 51.4% to $12.6 million in the six months ended September 30, 1996 from $9.1 million in the six months ended September 30, 1995. Sales of KVM Extension Products increased 18.5% to $2.5 million in the six months ended September 30, 1996 from $2.1 million in the six months ended September 30, 1995 primarily due to sales of Keyview, SNAP, and Power Control Products which had no sales during the six months ended September 30, 1995. As a percentage of net sales, the Company's KVM Switch Products increased to 81.4% from 78.0% and KVM Extension Products declined to 16.0% from 17.9% during the same period. International sales increased 43.0% to $3.0 million or 19.6% of net sales in the six months ended September 30, 1996 as compared to $2.1 million or 18.8% of net sales in the six months ended September 30, 1995.

     Gross profit increased 27.1% to $8.2 million in the six months ended September 30, 1996 from $6.5 million in the six months ended September 30, 1995. Gross profit as a percent of net sales decreased to 53.1% from 55.5% during the same period. This decrease reflects an increase in sales of newer KVM Switch Products, which yield an overall lower margin than our more mature products.

     Selling, general and administrative expenses increased 28.3% to $3.8 million or 24.6% of net sales in the six months ended September 30, 1996 from $3.0 million or 25.5% of net sales in the six months ended September 30, 1995. This increase in dollars spent reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base.

     Research and development expense was $1.0 million or 6.6% of net sales in the six months ended September 30, 1996, as compared to $0.7 million or 6.5% of net sales for the six months ended September 30, 1995. Management anticipates that the dollar amount of research and development expenses will increase but will remain relatively constant as a percentage of net sales.

     As a result of the factors discussed above, operating income increased 23.4% to $3.4 million or 21.9% of net sales for the six months ended September 30, 1996 as compared to $2.8 million or 23.5% of net sales for the six months ended September 30, 1995.

     Interest income increased to $857,000 or 5.5% of net sales in the six months ended September 30, 1996 from $347,000 or 3.0% of net sales in the six months ended September 30, 1995. This increase is related primarily to interest income from the investment of the proceeds from the initial public offering completed July 27, 1995.

     Net income increased 33.6% to $2.7 million or 17.5% of net sales for the six months ended September 30, 1996 from $2.0 million or 17.4% of net sales for the six months ended September 30, 1995 due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of September 30, 1996, the Company had an available line of credit of $2.5 million with no outstanding borrowings. The Company renegotiated an increase in the line of credit in July, 1996, from $1.85 million at the bank's prime rate.

     The Company's working capital position improved from $39,394,062 as of March 31, 1996 to $41,432,867 as of September 30, 1996 (adjusted to include $2,120,980 of long term-investments). This improvement in the Company's working capital position was due primarily to increased earnings during the six months ended September 30, 1996.

     Cash from operating activities increased from approximately ($100,000) for the six months ended September 30, 1995 to $1.7 million for the six months ended September 30, 1996. This increase was caused primarily by an increase in net income, and by the change in inventory from a substantial increase for the six months ended September 30, 1995, to a substantial decrease in inventory for the six months ended September 30, 1996. The reduction in inventory was attributed primarily to increased sales levels depleting inventory combined with an increase in the level of turnkey products, which reduced the level of raw components needed for production.

     There were capital expenditures totaling $0.8 million in the first six months of Fiscal 1997. The Company purchased over 14 acres of land for approximately $600,000. The remaining expenditures were used to purchase equipment for the Company.

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

SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of SFAS 121 will not have a material effect on the Company's financial position or results of operations.

     In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued. SFAS 123 requires the Company to either account for the estimated fair value of stock options granted as compensation expense or continue to account for them under the present rules. If the Company chooses to continue to account for stock options granted under present rules, as the Company believes is likely, disclosure will be required of the compensation expense. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of SFAS 123 will not have a material effect on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


Item 6. Exhibits

          (a) The following exhibit is being filed with this report:


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


                                     CYBEX COMPUTER PRODUCTS CORPORATION




                                     /s/ Doyle C. Weeks
                                     --------------------------------------
                                     Doyle C. Weeks
                                     Senior Vice President - Finance and
                                     Chief Financial Officer and Treasurer



Date:  November 11, 1996

                               INDEX OF EXHIBITS



EXHIBIT NO.     DESCRIPTION                                           PAGE NO.
-----------     -----------                                           --------
   11           Statement Regarding Computation of Per Share Earnings   16

   27           Financial Data Schedule (For SEC use only)
