Form 10-Q
period 1996-12-31
CYBEX COMPUTER PRODUCTS CORP
filed 1997-02-13
CIK 946360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q

         (Mark One)

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -------      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1996


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -------      THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X         No
                               ------          ------

 As of February 12, 1997, 5,412,383 shares of the Registrant's Common Stock
                       $.001 par value, were outstanding.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                               DECEMBER 31, 1996


                               TABLE OF CONTENTS



                                                                                                                       PAGE
PART I    -  FINANCIAL INFORMATION                                                                                    NUMBER
                                                                                                                      ------
             Item 1.      Financial Statements:

                          Condensed Consolidated Balance Sheets as of March 31, 1996 and
                          December 31, 1996                                                                             3

                          Condensed Consolidated Statements of Income for the three and
                          nine months ended December 31, 1995 and 1996                                                  4

                          Condensed Consolidated Statements of Cash Flows for the nine
                          months ended December 31, 1995 and 1996.                                                      5

                          Notes to Condensed Consolidated Financial Statements                                          6

             Item 2.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                     8


Part II   -  OTHER INFORMATION


             Item 6.      Exhibits                                                                                     13


             SIGNATURES                                                                                                14

             INDEX OF EXHIBITS                                                                                         15

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,      December 31,
                                                                                             1996            1996
                                                                                           ---------      ------------
                                                                                                          (unaudited)
                                                  ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   862,878    $ 4,214,628
  Short-term investments, available for sale  . . . . . . . . . . . . . . . . . . . .       36,907,899     28,957,146
  Accounts receivable- trade, less allowance for doubtful accounts
     of $131,383 and $302,178, respectively . . . . . . . . . . . . . . . . . . . . .        4,276,640      4,785,942
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,103        103,024
  Income tax  receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          118,651            ---
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,487,043      3,568,774
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,926        120,875
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          393,639        393,639
                                                                                           -----------    -----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,105,779     42,144,028
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---      2,154,423
  Property and equipment, net of accumulated depreciation . . . . . . . . . . . . . .        1,109,918      2,125,252
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          202,065        208,553
                                                                                           -----------    -----------
                                                                                           $47,417,762    $46,632,256
                                                                                           ===========    ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,000,000    $       ---
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          962,867      1,013,525
  Accrued salaries and bonuses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          515,726        729,808
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---         41,349
  Liability for sales and warranty returns  . . . . . . . . . . . . . . . . . . . . .          200,000        279,000
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,124        390,705
                                                                                           -----------    -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,711,717      2,454,387
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           85,024         85,024
                                                                                           -----------    -----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,796,741      2,539,411
Shareholders' equity:
 Preferred stock, par value $.001 per share;  5,000,000 shares authorized;  no shares issued
 Common stock, par value $.001 per share;  25,000,000 shares authorized;  March 31, and December 31,  1996 -- 6,068,008 shares issued, 5,504,383 and 5,453,283 shares
   outstanding, respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,069          6,069
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,079,719     34,079,719
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,370,114     14,606,713
Treasury stock, at cost; 563,625 and 614,725 shares, respectively . . . . . . . . . .       (3,834,881)    (4,599,656)
                                                                                           -----------    -----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,621,021     44,092,845
                                                                                           -----------    -----------
                                                                                           $47,417,762    $46,632,256
                                                                                           ===========    ===========

           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                       December 31,               December 31,
                                                                     1995         1996        1995            1996
                                                                     ----         ----        ----            -----
Net sales . . . . . . . . . . . . . . . . . . . . . . . .         $6,487,668   $8,916,858  $18,142,018     $24,395,100

Cost of sales . . . . . . . . . . . . . . . . . . . . . .          3,002,268    4,221,921    8,190,770      11,479,877
                                                                  ----------   ----------  -----------     -----------

      Gross profit  . . . . . . . . . . . . . . . . . . .          3,485,400    4,694,937    9,951,248      12,915,223

Selling, general and administrative expenses  . . . . . .          1,499,232    2,214,989    4,470,978       6,027,580

Research and development expenses . . . . . . . . . . . .            433,786      634,025    1,185,612       1,658,407
                                                                  ----------   ----------  -----------     -----------

      Operating income  . . . . . . . . . . . . . . . . .          1,552,382    1,845,923    4,294,658       5,229,236

Interest income . . . . . . . . . . . . . . . . . . . . .            461,927      560,328      809,061       1,417,363
                                                                  ----------   ----------  -----------     -----------

      Income before provision for income taxes  . . . . .          2,014,309    2,406,251    5,103,719       6,646,599

Provision for income taxes  . . . . . . . . . . . . . . .            680,126      873,000    1,745,747       2,410,000
                                                                  ----------   ----------  -----------     -----------

  Net income  . . . . . . . . . . . . . . . . . . . . . .         $1,334,183   $1,533,251  $ 3,357,972     $ 4,236,599
                                                                  ==========   ==========  ===========     ===========


Net income per common and common
  equivalent share  . . . . . . . . . . . . . . . . . . .         $      .23   $      .27  $       .68     $       .75
                                                                  ==========   ==========  ===========     ===========
 Weighted average common and common
  equivalent shares outstanding . . . . . . . . . . . . .          5,819,939    5,602,126    4,921,679       5,611,969
                                                                  ==========   ==========  ===========     ===========



            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                       1995            1996
                                                                                       ----            ----
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,357,972      $ 4,236,599
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            168,037          238,074
     Amortization of discount on investments  . . . . . . . . . . . . . . .           (337,391)        (852,138)
     Provision for losses on accounts receivable  . . . . . . . . . . . . .             25,035          170,795
     Gain on sale of investments  . . . . . . . . . . . . . . . . . . . . .                ---         (206,874)
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .            (58,202)             ---
     Changes in operating assets and liabilities:
        Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .         (1,328,284)        (680,097)
        Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (905,249)         (81,731)
        Prepaid expenses, other receivables and other assets  . . . . . . .           (303,383)        (171,358)
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           (492,695)          50,658
        Accrued expenses and other liabilities  . . . . . . . . . . . . . .            372,934          650,663
        Income taxes payable/receivable . . . . . . . . . . . . . . . . . .            (30,246)         160,000
                                                                                  ------------      -----------
         Net cash provided by operating activities  . . . . . . . . . . . .            468,528        3,514,591

Cash flows from investing activities:
    Purchases of property and equipment . . . . . . . . . . . . . . . . . .           (373,357)      (1,253,408)
    Purchases of investments available for sale . . . . . . . . . . . . . .        (39,272,624)     (45,543,784)
    Proceeds from sale of investments . . . . . . . . . . . . . . . . . . .                ---        3,185,468
    Proceeds from maturity of investments . . . . . . . . . . . . . . . . .         11,320,000       49,213,658
                                                                                  ------------      -----------
     Net cash (used in) provided by investing activities  . . . . . . . . .        (28,325,981)       5,601,934

Cash flows from financing activities:
    Borrowings from line of credit  . . . . . . . . . . . . . . . . . . . .          1,100,000              ---
    Repayments of line of credit  . . . . . . . . . . . . . . . . . . . . .         (1,100,000)             ---
    Repayment of note payable . . . . . . . . . . . . . . . . . . . . . . .                ---       (5,000,000)
    Proceeds from initial public offering . . . . . . . . . . . . . . . . .         32,578,262              ---
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . .            533,000              ---
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .         (2,572,000)        (764,775)
                                                                                  ------------      -----------
     Net cash provided by (used in) financing activities  . . . . . . . . .         30,539,262       (5,764,775)
                                                                                  ------------      -----------

     Net increase  in cash and cash equivalents   . . . . . . . . . . . . .          2,681,809        3,351,750
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .            202,817          862,878
                                                                                  ------------      -----------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .       $  2,884,626      $ 4,214,628
                                                                                  ============      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest  . . . . . . . . . . . . . . .       $      1,975      $     8,021
                                                                                  ============      ===========

    Cash paid during the period for income taxes  . . . . . . . . . . . . .       $  2,127,500      $ 2,250,000
                                                                                  ============      ===========

           See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended December 31, 1996 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1996 included in the Company's Form 10-K filed June 27, 1996. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The March 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

         At March 31, 1996 and December 31, 1996, inventories consisted of the following:

                                                                March 31,     December 31,
                                                                  1996            1996
                                                                ---------     ------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . .     $2,035,335    $2,384,668
Work in process . . . . . . . . . . . . . . . . . . . . . .        903,883       749,008
Finished goods  . . . . . . . . . . . . . . . . . . . . . .        547,825       435,098
                                                                ----------    ----------
                                                                $3,487,043    $3,568,774
                                                                ==========    ==========


3. EUROPEAN FACILITY

         In June 1996, the Company announced its selection of Shannon, Ireland as the site for it's European subsidiary, Cybex Europe, Ltd. (the Subsidiary). The Company reached an agreement in principle with the Shannon Development Authority for long-term leased facilities to be located in the Shannon Free Trade Zone (SFTZ). The definitive agreement is subject to final negotiations and execution.

         In July 1996, the Company subsequently entered into a month to month lease with the Shannon Development Authority for temporary startup facilities located within the SFTZ. The lease is for a 12,500 square foot facility and will expire when the Subsidiary occupies the long-term lease facility. The Subsidiary became operational during the quarter with the first products being shipped in December 1996.

4. LINE OF CREDIT

         The Company renegotiated its line of credit on July 2, 1996, to provide borrowings of up to $2.5 million at the bank's prime rate. The line of credit expires July 1, 1997. There were no borrowings outstanding under the Company's line of credit as of March 31, 1996 and December 31, 1996.


5. STOCK OPTIONS

         Options to purchase 2,000 shares and 10,000 shares of common stock were issued effective September 30, 1996 and October 28, 1996 respectively, to employees under the 1995 Employee Stock Option Plan at the market price as of the effective date.


6. FACILITIES

         On January 24, 1997, the Company purchased approximately three acres of land adjacent to land already owned by the Company for $105,000. The Company intends to use this land for future facility expansion.



7. STOCK REPURCHASE PLAN

         During the third quarter of fiscal year 1997, the Company purchased 51,100 shares of treasury stock at prices ranging from $14.50 to $15.13 a share. Also, during January, 1997, the Company purchased an additional 40,900 shares of treasury stock at prices ranging from $14.38 to $14.63 a share. The treasury stock was purchased under a plan approved by the Board of Directors during December of 1995 authorizing the purchase of up to 500,000 shares of treasury stock. As of the date of this filing, 326,000 shares of treasury stock have been purchased under the stock repurchase plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for year ended March 31, 1996 filed on June 27, 1996.


GENERAL

         The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), the first of which was introduced in 1989, provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 3,000 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice for the controlled PCs. Elimination of separate keyboards, video monitors and mice can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible, Macintosh and Sun computers functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company recently designed computer interfaces for its Autoboot 4XP and 1XP which are designed to work with Hewlett Packard systems with HP-HIL (Human Interface Link), including the 9000 and 3000 models; IBM's RS/6000; DEC's Alpha; and Silicon Graphics' Indigo Platforms. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management. Certain KVM Switch Products were recently certified by Novell Corporation for use with its network software Netware(TM) 4.1.

         The Company's family of KVM extension products ("KVM Extension Products"), the first of which was introduced in 1987, allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different keyboards, video monitors and mice. KVM Extension Products introduced in the third quarter of Fiscal 1996 utilize standard category 5 UTP cabling which is the most common cable used in PC networks, either installed or for planned installations. KVM Extension Products are particularly useful in congested work areas, where working conditions may be hazardous to the function of the computer or where computer security issues are important.

         The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products and through the introduction of increasingly enhanced generations of already accepted products which have increased functionality and yet are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

         The Company has broadened its marketing strategy to further penetrate the Original Equipment Manufacturer (OEM) market and the worldwide catalog market The Company recently announced its first product designed specifically for the OEM market. This product is intended to expand the Company's share of the OEM marketplace. Also the Company recently began shipping certain KVM Switch Products to a major worldwide catalog marketer under a private label. The broadened strategy is expected to expand the Company's distribution channels and increase the market segments.

         The Company contracts with third parties to provide completed subassemblies of its products. The Company also outsources entire products (turnkey) for certain stable high volume products. The Company believes that outsourcing manufacturing generally enables the Company to control product costs more effectively.

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

         The Company believes that increasing its international sales continues to be important to future revenue growth. International sales comprised 20.8% of the Company's total sales for the nine months ended December 31, 1996, and 20.4% and 15.4% of the Company's total sales in Fiscal 1996 and Fiscal 1995, respectively. All international sales are made in US dollars.

         In June 1996, the Company announced its selection of Shannon, Ireland as the site for it's European subsidiary, Cybex Europe, Ltd. ( the Subsidiary). The Company reached an agreement in principle with The Shannon Development Authority for long-term leased facilities to be located in the Shannon Free Trade Zone (SFTZ). The definitive agreement is subject to final negotiations and execution.

         In July 1996, the Company subsequently entered into a month to month lease with the Shannon Development Authority for temporary startup facilities located within the SFTZ. The lease is for a 12,500 square foot facility, which will expire when the Subsidiary occupies the long-term lease facility. The Subsidiary became operational during the quarter with the first products being shipped in December 1996.


RESULTS OF OPERATIONS

         The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:


                                                                     THREE MONTHS         NINE MONTHS
                                                                   ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                                                    1995       1996     1995       1996
                                                                    ----       ----     ----       ----
Net sales . . . . . . . . . . . . . . . . . . . . . .               100.0%    100.0%    100.0%     100.0%
  Cost of sales . . . . . . . . . . . . . . . . . . .                46.3      47.3      45.1       47.1
                                                                    -----     -----     -----      -----
Gross profit  . . . . . . . . . . . . . . . . . . . .                53.7      52.7      54.9       52.9
  Research and development expenses . . . . . . . . .                 6.7       7.1       6.5        6.8
  Selling, general and administrative expenses  . . .                23.1      24.9      24.7       24.7
                                                                    -----     -----     -----      -----
Operating income  . . . . . . . . . . . . . . . . . .                23.9      20.7      23.7       21.4
  Other income  . . . . . . . . . . . . . . . . . . .                 7.1       6.3       4.4        5.8
                                                                    -----     -----     -----      -----
Income before income taxes  . . . . . . . . . . . . .                31.0      27.0      28.1       27.2
  Provision for income taxes  . . . . . . . . . . . .                10.4       9.8       9.6        9.9
                                                                    -----     -----     -----      -----
Net income  . . . . . . . . . . . . . . . . . . . . .                20.6%     17.2%     17.4%      17.3%
                                                                    =====     =====     =====      =====



Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

         Net sales increased 37.4% to $8.9 million in the three months ended December 31, 1996 from $6.5 million in the three months ended December 31, 1995. The increased sales resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products. Sales of KVM Switch Products increased 44.8% to $7.5 million in the three months ended December 31, 1996 from $5.2 million in the three months ended December 31, 1995.

         Sales of KVM Extension Products increased 15.8% to $1.2 million in the three months ended December 31, 1996 from $1.1 million in the three months ended December 31, 1995. The increased sales volume resulted primarily from sales of the new Keyview, SNAP and Power Control Products, which had limited sales during the third quarter of Fiscal 1996.

         As a percentage of net sales, the Company's KVM Switch Products increased to 83.9% from 79.7% and KVM Extension Products declined to 13.7% from 16.3% during the same period in fiscal 1996. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales. International sales increased 36.7% to $1.9 million (22.2% of net sales) in the three months ended December 31, 1996 from $1.4 million in the three months ended December 31, 1995.

         Gross profit increased 34.7% to $4.7 million in the three months ended December 31, 1996, from $3.5 million in the three months ended December 31, 1995. Gross profit as a percentage of net sales declined to 52.7% from 53.7% during the same period. The decline in gross profit was primarily attributed to costs incurred by the new Irish Subsidiary. The costs were approximately $160,000 or 1.8% of net sales. These costs were partially offset by increased sales volume of newer KVM Switch Products whose margins improved over prior year quarter.

         Selling, general and administrative expenses increased 47.8% to $2.2 million (24.9% of net sales) in the three months ended December 31, 1996, from $1.5 million (23.1% of net sales) in the three months ended December 31, 1995. This increase reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs of the new Irish Subsidiary. Management anticipates that the dollar amount of selling, general and administrative expenses will continue to increase, however, the anticipated expanding sales volume should cause these expenses to remain relatively constant as a percentage of net sales.

         Research and development expenses increased 46.2% to $0.6 million or 7.1% of net sales in the three months ended December 31, 1996, as compared to $0.4 million or 6.7% of net sales in the three months ended December 31, 1995. Management anticipates that the dollar amount of research and development expenses will increase but will remain relatively constant as a percentage of net sales.

         As a result of the factors discussed above, operating income increased 18.9% to $1.8 million and was 20.7% of net sales for the three months ended December 31, 1996, as compared to $1.6 million and 23.9% of net sales for the three months ended December 31, 1995.

         Other income increased to $560,000 or 6.3% of net sales in the three months ended December 31, 1996 from $462,000 and was 7.1% of net sales in the three months ended December 31, 1995. This increase is related primarily to realized gains on the sale of certain investments.

         Net income increased 14.9% to $1.5 million and was 17.2% of net sales in the three months ended December 31, 1996, from $1.3 million and 20.6% of net sales in the three months ended December 31, 1995, as a result of the factors discussed above.

Nine Months Ended December 31, 1996 Compared to the Nine Months Ended December 31, 1995.

         Net sales increased 34.5% to $24.4 million for the nine months ended December 31, 1996 from $18.1 million for the nine months ended December 31, 1995. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 40.8% to $20.1 million in the nine months ended December 31, 1996 from $14.3 million in the nine months ended December 31, 1995. Sales of KVM Extension Products increased 17.6% to $3.7 million in the nine months ended December 31, 1996 from $3.1 million in the nine months ended December 31, 1995 primarily due to sales of Keyview, SNAP, and Power Control Products which had limited sales during the nine months ended December 31, 1995. As a percentage of net sales, the Company's KVM Switch Products increased to 82.3% from 78.6% and KVM Extension Products declined to 15.1% from 17.3% during the same period. International sales increased 40.2% to $5.0 million and was 20.4% of net sales in the nine months ended December 31, 1996 as compared to $3.6 million and 19.6% of net sales in the nine months ended December 31, 1995.

         Gross profit increased 29.8% to $12.9 million in the nine months ended December 31, 1996 from $10.0 million in the nine months ended December 31, 1995. Gross profit as a percent of net sales decreased to 52.9% from 54.9% during the same period. The decline in gross profit was attributed in part to the costs incurred by the new Irish Subsidiary in the third quarter of fiscal year 1997, which were approximately $160,000. The decrease also reflects an increase in the sales mix of certain KVM Switch Products, which yield an overall lower margin than our more mature products.

         Selling, general and administrative expenses increased 34.8% to $6.0 million and were 24.7% of net sales in the nine months ended December 31, 1996 from $4.5 million and 24.7% of net sales in the nine months ended December 31, 1995. This increase in dollars spent reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs of the new Irish Subsidiary during the third quarter.

         Research and development expenses increased 39.9% to $1.7 million and 6.8% of net sales in the nine months ended December 31, 1996, as compared to $1.2 million and 6.5% of net sales for the nine months ended December 31, 1995. Management anticipates that the dollar amount of research and development expenses will increase but will remain relatively constant as a percentage of net sales.

         As a result of the factors discussed above, operating income increased 21.8% to $5.2 million and 21.4% of net sales for the nine months ended December 31, 1996 as compared to $4.3 million and 23.7% of net sales for the nine months ended December 31, 1995.

         Other income increased to $1.4 million or 5.8% of net sales in the nine months ended December 31, 1996 from $0.8 million or 4.4% of net sales in the nine months ended December 31, 1995. This increase is related primarily to interest income from the investment of the proceeds from the initial public offering completed July 27, 1995. Realized gains on the sale of certain investments also contributed to the increase in other income.

         Net income increased 26.2% to $4.2 million and was 17.3% of net sales for the nine months ended December 31, 1996 from $3.4 million and 17.4% of net sales for the and nine months ended December 31, 1995 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of December 31, 1996, the Company had an available line of credit of $2.5 million with no outstanding borrowings. The Company negotiated an increase in the line of credit in July, 1996, from $1.85 million at the bank's prime rate.

         The Company's working capital position improved from $39,394,062 as of March 31, 1996 to $41,844,064 as of December 31, 1996 (adjusted to include $2,154,423 of long term-investments). This improvement in the Company's working capital position was due primarily to increased earnings and realized gains on sales of investments during the nine months ended December 31, 1996.

         Cash from operating activities increased from approximately $470,000 for the nine months ended December 31, 1995 to $3.5 million for the nine months ended December 31, 1996. This increase was caused primarily by an increase in net income, an increase in accounts receivable, although at a lower rate, and by the change in inventory from a substantial increase for the nine months ended December 31, 1995, to remaining relatively flat for the nine months ended December 31, 1996. The inventory growth remained relatively flat primarily due to improved inventory turn rate and the increased level of turnkey products, which reduced the level of raw components needed for production.

         Capital expenditures totaled $1.3 million in the first nine months of Fiscal 1997. The expenditures included the purchase of approximately 14 acres of land adjacent to existing Corporate facilities for approximately $600,000. The Company also made an initial investment in the Irish Subsidiary of approximately $300,000. The remaining amounts were used to purchase equipment for the Company to support its continued growth.

         The Company expects to begin construction of additional facilities in Huntsville, Alabama during the fourth quarter of FY 1997 on the land purchased during FY 1997. The new facility will approximate 110,000 square feet with space for future expansion. The facility will house the Company's manufacturing, selling, general and administrative functions. Occupancy is expected during the third quarter of FY 1998. As of the date of this filing, there are no executed contracts for the construction of the facility. Although the total cost of the project is not definite, it is expected to approximate $6.5 million. Proceeds from the initial public offering will be used to fund the construction of the facility.

         In July 1996, the Company entered into a month to month lease with the Shannon Development Authority for temporary startup facilities located within the SFTZ. The lease is for a 12,500 square foot facility, which will expire when the Subsidiary occupies the long-term lease facility. The Subsidiary became operational during the quarter with the first products being shipped in December 1996.

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

                          PART II - OTHER INFORMATION



Item 6.   Exhibits

(a)      The following exhibit is being filed with this report:

    Exhibit No.      Description
    ----------       -----------
    [S]                [C]
    11                 Statement Regarding Computation of Per Share Earnings

    27                 Financial Data Schedule (For SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYBEX COMPUTER PRODUCTS CORPORATION



                                    /s/ Doyle C. Weeks
                                    ------------------------------------
                                    Doyle C. Weeks
                                    Senior Vice President - Finance and
                                    Chief Financial Officer and Treasurer


Date:  February 12, 1997

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