Form 10-K405
period 1997-03-31
CYBEX COMPUTER PRODUCTS CORP
filed 1997-06-26
CIK 946360

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           -----------------------
                                  FORM 10-K
                           -----------------------

(MARK ONE)

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM     TO
                                                      -----  -----

                       COMMISSION FILE NUMBER 33-93124
                        -----------------------------

                     CYBEX COMPUTER PRODUCTS CORPORATION

           (Exact Name of Registrant as Specified in its Charter)
                        -----------------------------


                   ALABAMA                               63-0801728
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

      4912 RESEARCH DRIVE, HUNTSVILLE, ALABAMA              35805
      (Address of Principal Executive Offices)            (Zip Code)

                                205/430-4000
            (Registrant's Telephone Number, Including Area Code)
                        -----------------------------


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                COMMON STOCK
                               $.001 Par Value

      Indicate by check mark whether Cybex Computer Products Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      The aggregate market value of the voting stock held by non-affiliates of Cybex Computer Products Corporation as of June 20, 1997, was approximately $69,773,021.

      As of June 20, 1997, the number of shares of Cybex Computer Products Corporation Common Stock outstanding was 5,434,383.

                     DOCUMENTS INCORPORATED BY REFERENCE

      (2) Part III incorporates by reference portions of the Cybex Computer Products Corporation Annual Proxy Statement for the fiscal year ended March 31, 1997 (to be filed with the Commission on or about June 25, 1997).

================================================================================

                              TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----

PART I
         ITEM 1.  BUSINESS..............................................................................................  1
                  GENERAL...............................................................................................  1
                  RECENT DEVELOPMENTS...................................................................................  2
                  THE INDUSTRY..........................................................................................  3
                  CYBEX SOLUTIONS.......................................................................................  4
                  BUSINESS STRATEGY.....................................................................................  5
                  PRODUCTS..............................................................................................  6
                  RESEARCH AND PRODUCT DEVELOPMENT......................................................................  8
                  CUSTOMERS, SALES, AND MARKETING.......................................................................  9
                  CUSTOMER SERVICE AND SUPPORT.......................................................................... 10
                  MANUFACTURING......................................................................................... 10
                  TRADEMARK INFORMATION................................................................................. 11
                  COMPETITION........................................................................................... 11
                  EMPLOYEES............................................................................................. 11

         ITEM 2.  PROPERTIES............................................................................................ 11

         ITEM 3.  LEGAL PROCEEDINGS..................................................................................... 12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 12

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................................... 12

         ITEM 6.  SELECTED FINANCIAL DATA............................................................................... 13

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS................................................................... 14

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................... 20

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE................................................................... 20

PART III
         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 20

         ITEM 11  EXECUTIVE COMPENSATION................................................................................ 20

         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................................................................ 20

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 20

PART IV
         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K........................................................................................... 21

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

         Cybex Computer Products Corporation ("Cybex" or the "Company") develops, produces, and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), the first of which was introduced in 1989, provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of separate KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utilities costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM- compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, DEC and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications, or print servers ("Servers") operating within a local area network ("LAN"). The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

         The Company's family of KVM extension products ("KVM Extension Products"), the first product of which was introduced in 1987, allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different keyboards, video monitors and mice. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

         The Company's products have benefited from the dramatic growth in the use of PCs and the accompanying growth in Servers. The Company's products solve many of the space management, security, and maintenance problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing PCs and Servers. All of the Company's KVM Switch and Extension Products utilize technology developed or enhanced by the Company that allows the boosting, splitting, switching, and converting of KVM signals over distances greater than allowed by conventional computer hardware and cabling. Although the Company does not rely exclusively on patent protection, the Company seeks to protect its technology through patents and nondisclosure agreements. From Fiscal 1995 to Fiscal 1996 and from Fiscal 1996 to Fiscal 1997, the Company's compound annual growth rates in net sales were 37.6% and 38.2%, respectively, and in net income were 73.8% and 24.4%, respectively. In Fiscal 1997, 83.0% of net sales was attributable to KVM Switch Products, and 14.5% was attributable to KVM Extension Products.

         The Company's goal is to be the market leader in providing KVM Switch and Extension Products to PC and Server ("PC/Server") users. The Company believes that it offers a more comprehensive family of KVM Switch and Extension Products than any of its competitors. The Company intends to build on its position as an industry leader by continuing its aggressive research and development efforts aimed at developing new and enhanced products to meet the network management challenges faced by its customers. In this regard, the Company introduced in February 1997, the "single wire" PC Extender(TM) SNAP-1, which requires half as much cabling as previous versions of the same product. The Company also introduced several new connectivity products and enhancements to existing products, including the new AutoView KVM switch, which allows computer selection through an on-screen menuing system. In order to concentrate its capital resources on research and development, product design, marketing, and customer support, the Company outsources most manufacturing functions.

         The Company markets its products to a diversified group of dealers, end users, and original equipment manufacturers ("OEMs") primarily through its inside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. The Company intends to increase its marketing efforts by (i) expanding existing relationships and developing new relationships with dealers, end users, and OEMs; (ii) recruiting and training additional sales personnel; (iii) expanding its direct mail advertising and telemarketing programs; and (iv) expanding international sales through new and existing distributors and utilizing its European sales, distribution, and manufacturing facility in Shannon, Ireland, which opened in October, 1996, and its sales offices in four European countries.

RECENT DEVELOPMENTS

         In September 1996, the Company formed a new subsidiary, Cybex Europe Ltd. ("Cybex Europe"), to operate a new marketing, distribution and manufacturing facility located in Shannon, Ireland. Situated in the Shannon Free Trade Zone, Cybex Europe will oversee manufacturing, distribution, sales and marketing of the Company's connectivity products in the European Community. The Company shipped its first products from the Cybex Europe facility in November 1996. In April 1997, Cybex opened sales and support offices in London, Paris, Brussels, Aachen, and Munich to service and support customers, distributors, resellers and original equipment manufacturers ("OEM") located throughout the European Community.

         In April 1997 the Company announced plans to consolidate its operations in Huntsville, Alabama into a new corporate office housing sales, marketing, research and development, manufacturing, administration and accounting functions. Scheduled for completion in January 1998, the new 120,000 square foot facility will be located on an 18-acre tract owned by the Company in Cummings Research Park in Huntsville, Alabama.

         During the past fiscal year, the Company introduced several new connectivity products as well as enhancements to existing products. In August 1996 the Company announced the new AutoView Commander(TM) switch. Available in 4 or 8 server port configurations and expandable up to 64 servers, the AutoView Commander(TM) includes the Company's on-screen display technology allowing computer selection through a menu system and supports hot pluggable connections. In November 1996, Cybex introduced the Personal Commander II, an advanced KVM switch supporting 4 PCs and expandable up to 32, which offers enhanced switching technology at an aggressive price point.

         In January 1997, the Company announced a new 6-port KVM Switch Product designed specifically for the OEM market as well as a new version of the AutoBoot Commander(TM) offering advanced performance and design features and competitive pricing. During the same month, Cybex introduced the Duette Commander(TM), a 2-port KVM switch incorporating AutoView(TM) technology targeting the consumer market. In January 1997, the Company also introduced a version of the AutoView Commander(TM) designed specifically to enhance the Company's offerings in the OEM market. The Company introduced an enhanced version of the PC Extender(TM) SNAP in February 1997, requiring half as much cabling as previous versions of the same product.

         In May 1997, Cybex announced next generation versions of its KVM Switch and Power Control products. The new KVM Switch Product, the AutoView Pro(TM), includes all of the features of the AutoView(TM) family of KVM Switch Products and adds support for up to 256 servers, password security, and server power control through use of the Cybex Power Commander(TM) attachment. The Power Commander(TM) was designed specifically to cold-boot servers and works as a stand-alone product or as an attachment to the AutoView Pro(TM).

         The Company's AutoView Commander(TM) and AutoBoot Commander 4xP(TM) proprietary KVM Switch Products, PC-Extender(TM) Snap extension product, and ReBoot II(TM) power control product passed Novell Corporation's NetWare 4.1 compatibility testing requirements in January 1997. The Cybex KVM Switch products were the first KVM Switch products to receive Novell certification and will be marketed under the "Novell Yes(TM)" logo. In February 1997, the Company announced that the AutoView Commander(TM) met the requirements for VCCI Class 1 certification in Japan.

The Company's AutoView Commander(TM) and Personal Commander(TM) II received Microsoft(R) Windows NT(TM) compatible certification in February, 1997.

         Expansion of the Company's distribution channels was a major emphasis in Fiscal 1997. In January 1997, the Company announced an agreement to market and distribute private-label versions of the AutoView Commander(TM) and AutoBoot Commander 4xP(TM) KVM Switch Products through a major worldwide catalog marketer. In the same month, Cybex announced plans to supply the Company's 6-port OEM KVM Switch to Ergotron, Inc., a leading supplier of ergonomic computer workcenters, under the private label Ergoswitch. In February 1997, the Company entered into an OEM agreement with Realstar Solutions to market a private-label version of the Company's OEM version of the AutoView Commander(TM) and other products through Realstar's reseller network and through unspecified new sales channels.

         The Company entered into a marketing partnership with MicroAge Computer Centers in February 1997 that will allow Cybex to market selected products through MicroAge sales and distribution channels and to participate in various MicroAge conferences, reseller pricing promotional programs, and sales training events. In April 1997 the Company announced a trade-in program allowing users of virtually all brands of KVM Switches to upgrade to the Company's latest KVM Switch products at a competitive price.

         Gary Johnson, formerly Vice President of Sales Channel Development, was promoted to Vice President of Sales and Marketing in April 1997. Mr. Johnson was given responsibility for all sales, marketing and product management in the United States, Asia/Pacific and Americas sales areas and will provide marketing support to Cybex Europe.

THE INDUSTRY

         The computer industry has experienced dramatic changes during the past 20 years. The personal computer, introduced by IBM, has evolved from stand alone PCs with limited application into powerful information management tools as part of enterprise-wide networks. The evolution of computer hardware and software has allowed PCs in many instances to replace larger and more expensive mainframe computers as the preferred information management tool for individuals and organizations of all types and sizes throughout the world.

         In the corporate environment, enterprise computing is evolving away from large, centralized mainframe computers to distributed network computing through PCs interconnected using a client/server design. The typical client/server installation consists of a LAN with multiple centralized PCs operating as "servers" dedicated to performing specific functions, such as file servers, communications servers, and print servers, for multiple "client" PCs connected to the LAN. Separate LANs within a single facility or in geographically dispersed locations often are interconnected through a wide area network ("WAN"). Although IBM-compatible systems constitute the majority of the LANs in operation in the United States, many corporate information systems also include LANs comprised of Sun, Hewlett-Packard, Silicon Graphics, and Digital Equipment Corporation workstations and servers.

         The expansion of computer networks in recent years has created several problems for corporate users. The computer hardware and peripheral devices required to operate LANs and WANs can consume substantial physical space. Unlike mainframe computers, which were designed for central configuration and support of key components, PC-based systems were originally designed to operate as stand-alone systems where each Server connected to the LAN was required to have its own central processing unit ("CPU"), keyboard, video monitor and mouse, even though generally only the CPU was necessary for the Server to perform its designated function within the LAN. There are significant costs (initial investment and ongoing utilities costs) and space requirements associated with the KVM Peripherals dedicated to each Server. The multiple KVM Peripherals required to operate individual servers consume valuable space and also make it more difficult for technical staff to support the network. Currently, many organizations have dealt with the space requirements by housing network servers on special racks in dedicated rooms. While this approach has alleviated part of the problem, the keyboards, video monitors and mice continue to take up space and consume energy. Thus, the resulting facility space and network administration costs required to support LANs and WANs have grown significantly.

         Computer networks have also created additional access, security, and maintenance problems. Unlike terminal-based mainframe computer systems, PC-based network systems generally require a separate CPU, keyboard, video monitor and mouse for each user of the network. The hardware required for each PC causes problems in space-constrained environments, such as brokerage firm trading areas, and creates additional equipment replacement and maintenance expenses in harsh work environments, such as manufacturing plants, where damage to the PCs/Servers is more likely to occur. In addition, many organizations are concerned about the security of the system (i.e., unauthorized copying of files or loading of unauthorized programs into the system).

         Finally, increased concurrent use of Macintosh, Sun, and other systems alonside PC-based LANs compounds the maintenance and efficiency problems faced by facilities managers and systems administrators. Servers needed to control separate operating systems also require space in the computer room for separate CPUs and KVM Peripherals.

CYBEX SOLUTIONS

         Cybex develops products designed to solve many of the problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing the PCs/Servers comprising network installations. The Company's KVM Switch Products provide up to four technicians, each utilizing one keyboard, video monitor and mouse, with the capability to monitor and control up to 2,160 interconnected PCs and network Servers. Elimination of KVM Peripherals for each of the connected Servers through use of the KVM Switch Products provides significant cost reduction (lower initial investment and ongoing utilities costs) and space savings as well as more efficient technical support capabilities. Because the KVM Switch Products incorporate technology that intelligently manages the boot process ("AutoBoot Technology"), these products allow support personnel to automatically boot all connected Servers after a power failure or other problem without operator intervention. For instance, using the KVM Switch Products, up to four technicians can simultaneously monitor and diagnose multiple Servers located in different areas of a facility. With these products, users can organize, maintain, and support banks of IBM-compatible, Macintosh, and Unix-based Servers with the same conveniences previously available with mainframe computers controlled from a single user console.

         The Company's KVM Extension Products provide greater systems design flexibility by allowing customers to locate keyboards, video monitors and mice up to 600 feet away from a PC/Server. Certain KVM Extension Products also permit the addition of one or more keyboards, monitors, and mice to a single PC/Server. These products are particularly useful in providing access to PCs/Servers in harsh environments such as manufacturing plants where it is not desirable to locate PCs/Servers on the plant floor. The use of KVM Peripherals separated from the PC/Server in this situation decreases the cost of replacing damaged equipment because the PC/Server can be relocated to a safe area of the facility. The products also provide advantages in work environments with limited space, such as brokerage firm trading areas, because the PCs/Servers can be located outside of the principal work area. In both harsh work environments and limited space work areas, KVM Extension Products improve efficiency by allowing maintenance and support functions to be performed from outside of the main work areas. In addition, these products allow the PC/Server to be placed in a secure area thereby limiting a user's ability to copy files onto transportable disks and preventing the insertion of unauthorized programs into the network.

BUSINESS STRATEGY

         The Company's strategy is to be the market leader in developing, producing, and marketing KVM Switch and Extension Products for the computer industry. The key elements of this strategy are as follows:

         Capitalize on Opportunities Created by Networking Trend. The Company believes that its KVM Switch and Extension Products address many of the challenges faced by facilities managers, network administrators, and support personnel dealing with multiple hardware configurations and operating platforms as a result of the growth in the PC/Server market in recent years. The networking trend, in particular, has created various markets for products that increase space utilization, improve network management and maintenance functions, lower computer hardware and operating costs, and provide security. The Company intends to continue to develop products that enhance its customers' ability to utilize and support standard PC/Server hardware in stand-alone and network configurations.

         Expand Market/Product Position. The Company believes that it offers a more comprehensive family of KVM Switch and Extension Products than any of its competitors. The Company intends to build on its position in the KVM Switch and Extension Products markets by continuing its aggressive research and development efforts aimed at introducing enhanced and new products ahead of its competitors. Given the high level of competition in and the continually evolving nature of its product markets, the Company believes that the introduction of such products ahead of its competitors allows for greater sales and profit potential and an enhanced reputation in its markets. Many of the Company's new products have been and will continue to be enhanced versions of existing KVM Switch and Extension Products, which offer increased application of existing or additional functions.

         Increase Marketing and Sales. The Company intends to continue to emphasize marketing and sales by (i) expanding existing relationships and developing new relationships with OEMs, dealers, distributors, and end users; (ii) recruiting and training additional sales personnel;
         (iii) expanding its direct mail advertising and telemarketing programs; and (iv) expanding domestic and international sales through new and existing distributors, utilization of its European distribution and manufacturing facility in Shannon, Ireland, and its sales offices in four European countries. By offering multiple products addressing similar configuration problems at different price points, the Company believes that opportunities also exist to market its products to discount computer wholesale and retail outlets. The Company also relies on trade publication advertising, trade show participation, and repeat business from existing customers to generate sales.

         Continue Customer-Driven R&D. The Company's products and research and development efforts focus on meeting the challenges encountered by customers seeking to achieve efficient and cost-effective utilization of computing resources. The Company intends to continue its customer-driven research and development efforts, which focus on responding to the needs of its customers by producing innovative, practical and marketable products that have immediate applications in their markets. By maintaining extensive contact with customers throughout the installation and technical support process, the Company identifies and tests potential design modifications and improvements as well as new applications of existing products. This process also leads to the development of entirely new product categories and applications based on existing technology developed to meet specific customer needs.

         Outsource Manufacturing Operations. The Company intends to continue the outsourcing of the manufacturing of its products. Outsourcing of manufacturing functions enables the Company to avoid the capital investment required to establish and maintain an in-house manufacturing capability, and thereby allows the Company to allocate more of its resources to sales and marketing, research and development, product design, and customer support.

PRODUCTS

         KVM Switch Products. KVM Switch Products provide multiple users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 PCs, thereby eliminating the need for individual keyboards, video monitors and mice for the controlled PCs. The Company's products enable users to control multiplatform configurations, either as a stand-alone system or as a dedicated Server operating within a LAN.

         A PC/Server network utilizing the Company's products is configured so that each PC/Server is attached to a specific channel of the KVM Switch. The user simply selects the attached server he wishes to observe or control through an on-screen menu system, push buttons on the front panel of the switch, or through a keyboard hot-key sequence. The user's keyboard, video monitor and mouse operate as though they are attached directly to the selected PC/Server. The KVM Switch emits signals that emulate the existence of a keyboard, video monitor and mouse, thereby causing the controlled PC/Server to operate just as if the user's KVM Peripherals were connected directly to the PC/Server whether or not selected. The Company's KVM Switch Products include the following:

         - The AutoView Commander(TM) adds computer selection through an on-screen menu system and adds hot pluggable operations to the AutoBoot technology. Its higher level of integration results in a cost reduced design. Both a four-port and an eight-port model are available.

         - The AutoView Pro(TM) adds an AC power control option into the AutoView(TM) technology utilizing the optional Power Commander(TM).

         - The Personal Commander(TM) II utilizes AutoView(TM) technology to control two to four IBM compatible PCs/Servers.

         - The Duette Commander(TM) incorporates advanced technology to control two PCs/Servers.

         - The AutoBoot Commander 4xP(TM) adds multimedia, multiplatform, and multiuser features (in addition to the basic AutoBoot Commander features) providing the user with the capability to configure up to four user consoles simultaneously managing an array of up to 2,160 PCs/Servers located a maximum of 500 feet from the control unit. It is hot-pluggable and can be reconfigured while in operation without disruption of the operation of the switch or the attached PCs/Servers.

         - The AutoBoot Commander 1xP(TM) incorporates all of the features of the AutoBoot Commander 4xP(TM) in a 4-slot chassis.

         - The Slimline Commander(TM) and the Magnum Commander(TM) incorporate AutoBoot technology to control 8 or 16 PCs/Servers, respectively, in a housing designed for 19 inch rack configurations, expandable up to 96 PCs/Servers located up to 150 feet from the switch unit.

         - The AutoBoot Commander(TM) was the industry's first KVM Switch to incorporate the AutoBoot(TM) technology. It accommodates two to eight PCs/Servers per unit and is expandable to a maximum of 96 PCs/Servers located up to 150 feet from the switch unit.

         - The AutoBoot Commander(TM) II utilizes AutoView(TM) technology to control two to eight PCs/Servers.

         - The Personal Commander(TM) incorporates AutoBoot(TM) technology and adds mouse support, controlling two to four PCs/Servers located up to 150 feet away from the switch unit.

         - The Commander(TM), the Company's first switch product, allows a single keyboard and video monitor to control up to six IBM compatible PCs located up to 150 feet away from the user console.

         KVM Switch Products (other than the AutoBoot Commander 4xP(TM)) can be combined with the Company's Mediator products to mix Macintosh and Sun systems with IBM PC-compatible systems within one configuration. The AutoBoot Commander 4xP(TM) and 1xP(TM) products support multiple operating platforms without the need for separate Mediator devices. Most of the Company's KVM Switch Products attach to PCs/Servers using the Company's proprietary cable assemblies and many do not require an external power source.

         KVM Extension Products. KVM Extension Products allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC without degrading the video quality, as compared to six to eight feet allowed by conventional cables. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from KVM Peripherals. KVM Extension Products are particularly useful in work areas where space is constrained, where working conditions may be hazardous to the function of the computer, or where PC/Server security is an important consideration.

         The Company's KVM Switch and Extension Products utilize the Company's proprietary technology that allows the boosting, splitting, switching, and converting of usable video signals over distances greater than allowed by conventional computer hardware and cabling. The Company's KVM Extension Products include:

         - The PC Extender(TM) SNAP enables a user to separate his PC from the KVM Peripherals by as much as 600 feet using standard, unshielded twisted pair, Category 5 cabling commonly installed in Ethernet networks. The Company enhanced the SNAP product in Fiscal 1997 to provide the same functionality through a single cable.

         - The PC Extender Plus(TM)allows a user to locate the KVM Peripherals up to 600 feet away from the PC/Server.

         - The PC Companion Plus(TM) allows a user to locate the KVM Peripherals up to 600 feet away from the PC/Server, with the ability to have a separate KVM Peripherals attached to the PC/Server.

         - The PC Expander Plus(TM) allows a user to attach one local and from three to seven remote KVM Peripherals to a single PC/Server located up to 600 feet from the remote user consoles.

         - The Mediator products convert data entered through an IBM PC-compatible keyboard and PS/2 mouse into a format compatible with the Macintosh computer and Sun workstations. These products can be combined with the Company's KVM Switch Products to mix Macintosh and Sun systems with IBM PC-compatible systems within one configuration.

         Other Products. The Company's Remote Activation and Power Control Products, the PhoneBoot(TM) and the ReBoot(TM), allow PCs/Servers and other AC-powered devices to be turned on or off by means of a telephone call incorporating selective password protection. The PhoneBoot(TM) product is designed to power up a Server for users requiring access outside of regular working hours. When the user dials the correct phone number and activates the PhoneBoot(TM), the power to the attached device is turned on and stays on until the modem or other device is disconnected or goes off-hook. When a user activates the ReBoot(TM) device through a telephone call, the ReBoot(TM) product turns off the power to the attached device for forty-five seconds and then turns the power back on. The ReBoot(TM) product is designed to restart file servers and communications servers that have locked up due to software problems or telephone line interference. The Key-View product is designed to provide telephone line access to keyboard and video signals of PCs/Servers with VGA video resolution. It is commonly used in conjunction with the Company's KVM Switch Products. The Power Commander(TM) adds AC power control for controlling one to four PCs/Servers.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The Company's research and development efforts focus on responding to the needs of its customers by producing innovative, practical and marketable products that have immediate applications in their markets. By maintaining extensive contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. This process also leads to the development of entirely new product categories and applications based on existing technology developed to meet specific customer needs. The Company believes that product development activities directed toward solving the practical needs of its customers provides a competitive advantage in introducing new and enhanced products ahead of its competitors. In Fiscal 1995, Fiscal 1996, and Fiscal 1997, the Company's research and development operating expenditures were $1.6 million, $1.7 million, and $2.4 million, respectively (8.8%, 6.7% and 6.9% of net sales, respectively). As of June 1, 1997, the Company's research and development staff consisted of 32 full-time employees.

         The Company's products utilize components manufactured by third parties that are generally available to the Company's competitors and potential competitors. The Company's success in the future will depend in part upon its ability to continue to apply such commercially available components to the development of new products and new product categories and enhancement of existing products designed to meet technological changes and customer needs in a cost-effective manner. By emphasizing customer-driven research and development, the Company has been able to develop innovative, practical and marketable products that have had immediate application and acceptance in its markets. The failure by the Company to respond timely to technological changes or customer requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to make substantial investments in research and development in the future. The Company's primary product development efforts emphasize new or enhanced versions of its KVM Switch and Extension Products or related products. There can be no assurance that these new or enhanced versions or any other product development efforts of the Company will lead to commercially viable products, will be completed on a timely basis, or will include the features required to achieve market acceptance.

CUSTOMERS, SALES, AND MARKETING

         The Company's principal customers include a diversified group of dealers (82.1% of net sales in Fiscal 1997), end users (15.4% of net sales in Fiscal 1997), and OEMs (2.5% of net sales in Fiscal 1997). The Company believes that its broad range of products sold at different price points offers the Company the opportunity to market its products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. In Fiscal 1996 and Fiscal 1997, no single customer accounted for more than 3.3% and 4.3% respectively of the Company's net sales, and the loss of any customer would not have a material adverse effect on the Company's business, financial condition, or results of operations.

         The Company markets its products primarily through an internal sales and customer support staff, advertising in trade publications, and participating in major industry trade shows. The Company's staff of inside sales and customer support personnel process written and telephonic orders, service existing customers, and respond to information inquiries. The Company devotes a substantial portion of its marketing efforts to developing, monitoring, and enhancing its relationships with its network of independent dealers, distributors, end users, and OEMs. The sales personnel are supported by the Company's engineering department and its customer service representatives who provide "hot line" technical support and advice to customers. While the Company continues to emphasize its traditional marketing efforts, it has also increased its sales and customer support personnel staff and increased its direct mail advertising, telemarketing, publicity programs and enhanced its home page on the World Wide Web. In addition to enhancing its relationships with its existing customer base, the Company is seeking to establish relationships with additional OEMs, distributors and systems integrators. As of June 1, 1997, the Company's sales and customer support staff consisted of 28 employees.

         The Company's international sales accounted for approximately 20% and 21% of net sales in Fiscal 1996 and Fiscal 1997, respectively, and are placed primarily through distributors located in Europe, Canada, and other foreign countries. To facilitate its plans to expand international sales within the European community, the Company established a facility in Shannon, Ireland in October 1996.

CUSTOMER SERVICE AND SUPPORT

         The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contact with key customers, maintaining extensive documentation of technical support requests and customer profiles, and providing a customer hot-line that offers technical support for the life of its products. Any problems that cannot be solved by the technical support personnel are referred to the Company's engineering department. The Company offers a 30-day money back guarantee for all of its products, a one year limited warranty on parts and service, and incidental repairs. The Company seeks to respond quickly to customers' requests for technical support and service, including overnight exchange of defective parts or products. The Company has not experienced significant product returns.

MANUFACTURING

         The Company does not manufacture any of its products in their entirety. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company relies on subcontractors for assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on marketing, research and development, product design, quality assurance and customer support. The Company does, however, subject all of the components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability.

         The Company outsources substantially all capital intensive manufacturing functions and intends to continue to use third-party manufacturers to control more effectively the unit cost of the Company's products. This reliance on third party subcontractors for the assembly of its products involves several risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. The Company attempts to diversify and currently believes that it has diversified its outsourced manufacturing operations and has an adequate supply of alternative subcontractors.

         The Company purchases industry-standard parts and components for the assembly of its products from multiple vendors and suppliers through a world-wide sourcing program. Custom molded cables procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect product deliveries. In the past, the Company has experienced delays in the receipt of certain of its components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources and maintaining relationships and close personal contact with each of its suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future. The inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company believes that there are adequate alternative sources for its components.

         A substantial portion of the Company's shipments in any fiscal period relate to orders received in that period. To meet this demand, the Company maintains a substantial level of inventory. The Company believes that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, the Company's backlog is not a meaningful indicator of actual sales for any succeeding period.

TRADEMARK INFORMATION

         Various trademarks, service marks, and trade names to which reference is made in this Report are the property of owners other than the Company. Such owners have all applicable rights with respect to their respective trademarks, service marks, and trade names.

COMPETITION

         The market for the Company's new products is highly competitive, and the Company expects competition to increase in the future. The Company believes that its primary competitors are other manufacturers of keyboard, video monitor and mouse access devices, such as Apex PC Solutions, Inc., Raritan Computer, Inc. and Rose Electronics. Large OEM server manufacturers, such as Hewlett-Packard Company and Compaq Computer Corporation, offer switch products supplied by the Company's competitors. Some of the Company's competitors have greater name recognition; more extensive engineering, manufacturing and marketing capabilities; and significantly greater financial, technological, and personnel resources than the Company. The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, product availability, and support. The Company's future success will depend to a significant degree upon its ability to remain competitive in the areas of marketing, research and development, technology and distribution. Price has not historically been a factor in the market for the Company's products, however, the Company is beginning to experience increased price competition and as the Company's channels of distribution expand, the Company expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's business, financial condition, and results of operations.

EMPLOYEES

         As of June 1, 1997, the Company had 159 full-time employees working in the United States. Of the Company's total domestic employees, 34 were in marketing, sales, and customer support; 32 were in research and development; 75 were in manufacturing and operations; and 18 were in administration. As of June 1, 1997, there were 31 employees working in the Shannon, Ireland facility. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's headquarters, administrative, engineering, and manufacturing facilities are located in two adjacent leased buildings with a total of approximately 54,000 square feet in Huntsville, Alabama. The leases provide for annual rent of approximately $288,000. The Company intends to construct a new 120,000 square foot headquarters facility in Huntsville, Alabama to house its complete operations. In fiscal 1997, the Company purchased approximately

18.0 acres of land adjacent to the current facilities for construction of the new facilities. The purchase price of the land was approximately $700,000, including all costs and fees associated with the closing. Construction of the new facility commenced in May 1997, and is expected to be completed in early 1998.

         In July 1996, the Company entered into a month-to-month lease with the Shannon Development Authority for a 12,500 square foot facility in the Shannon Trade Free Zone, Shannon, Ireland. This facility, which opened in October 1996, conducts manufacturing, marketing and distribution functions in the European community.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has been involved from time to time in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol CBXC. The following table sets forth, for the fiscal periods indicated, the reported high and low sale prices:

          FISCAL 1996                                                          HIGH                       LOW
                                                                               ----                       ---

          Quarter ended September 30, 1995.....................................$26                        $22 1/2
          Quarter ended December 31, 1995......................................$25                        $12
          Quarter ended March 31, 1996.........................................$15                        $10 1/2

          FISCAL 1997                                                          HIGH                       LOW
                                                                               ----                       ---

          Quarter ended June 30, 1996..........................................$19                        $14 1/4
          Quarter ended September 30, 1996.....................................$17 3/4                    $14
          Quarter ended December 31, 1996......................................$18                        $13 1/4
          Quarter ended March 31, 1997.........................................$20 3/4                    $12 3/8

          FISCAL 1998

          Quarter ended June 30, 1997 (through June 20)........................$18 3/4                    $14 1/4
                                                                                ---                        ---


         On June 20, 1997, the closing sale price for the Company's Common Stock was $18 1/8 per share. As of June 23, 1997, there were 153 holders of record of the Company's Common Stock.

         The Company paid no dividends to its shareholders during the last two fiscal years. Future dividends will be dependent upon the Company's earnings, financial requirements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended March 31, 1997, has been derived from the audited financial statements of the Company.

         This data should be read in conjunction with the Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this document.

                                                                            Fiscal Years Ended March 31,
                                                                            ---------------------------
                                                  1993               1994               1995               1996               1997
                                                  ----               ----               ----               ----               ----
                                                                           (In thousands, except per share data)

STATEMENT OF INCOME DATA:

Net Sales                                        8,548            $12,812            $18,182            $25,010            $34,568

   Cost of Sales                                 4,175              6,039              8,040             11,152             16,408

   Gross Profit                                  4,373              6,773             10,142             13,858             18,160

   Research and development expenses               770              1,150              1,600              1,686              2,374

   Selling, general and administrative           2,282              3,388              4,492              6,096              8,455
    expenses

   Operating income                              1,321              2,235              4,050              6,076              7,331

   Interest income (expense), net                    3                (13)                52              1,157              1,611

   Other                                            --                 --                 --                 52                291

   Income before income taxes                    1,324              2,222              4,102              7,285              9,233

   Provision for income taxes                      399                811              1,402              2,592              3,393

   Net income                                      925              1,411              2,700              4,693              5,840



Net income per common and common equivalent share:

Primary                                            .28                .44                .82                .92               1.04

Fully diluted                                      .28                .43                .73                .92               1.04

Weighted average common and common equivalent shares outstanding:

Primary                                          3,259              3,227              3,285              5,094              5,594

Fully diluted                                    3,259              3,273              3,781              5,094              5,594


                                                                                            March 31,

                                                       1993                1994               1995             1996           1997
                                                       ----                ----               ----             ----           ----

                                                                                         (In thousands)
BALANCE SHEET DATA:

Working capital                                      $1,497              $2,524             $4,580          $39,394        $40,220

Total assets                                          3,023               4,475              7,498           47,418         56,527

Total debt                                               20                  --                 --            5,000          8,000

Shareholders' equity                                  1,806               3,040              5,720           40,621         44,987


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), the first of which was introduced in 1989, provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, Digital Equipment Corporation and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). During Fiscal year 1997, the Company designed computer interfaces for its AutoBoot Commander 4xP(TM)/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphics' Indigo workstations. The Company introduced the AutoView Commander(TM) in August 1996, which utilizes a cost reduced design. This new design was the basis for all new KVM Switch Product introductions made during the year: AutoView Commander(TM), Personal Commander(TM) II, AutoBoot Commander(TM) II, a six-port switch for original equipment manufacturers (OEM), and Duette Commander(TM). Certain KVM Switch Products were certified by Novell Corporation for use with its network operating system software NetwareTM 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

         The Company's family of KVM extension products ("KVM Extension Products"), the first of which was introduced in 1987, allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. The Company introduced an enhanced version of the PC Extender(TM) SNAP in February 1997. The latest version, which reduces cabling costs by half, utilizes standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

         The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality and yet are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

         The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market and the worldwide catalog market. The Company recently announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. Also the Company recently began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. This broadened channel distribution strategy is expected to expand the Company's distribution channels and increase market share.

         The Company contracts with third parties to provide completed subassemblies of its products. The Company outsources entire products (turnkey) for certain stable high volume products. The Company believes that outsourcing manufacturing generally enables the Company to control product costs more effectively.

         The Company continually evaluates new product opportunities and engages in substantial research and product development efforts. The Company expenses all product research and development costs as incurred. Additionally, the Company also incurs substantial expenses related to advertising and participation in trade shows.

         Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products plus a one year limited warranty on parts. The Company has not incurred significant sales and warranty returns expense to date. The Company also offers sales discounts to its customers based on the level of sales to the customers. Such discounts have historically not had a significant impact on the Company's results of operations.

         The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 15%, 20% and 21% of the Company's total sales in Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively. All international sales are made in US dollars.

         On July 28, 1995, the Company completed an initial public offering of Common Stock, receiving net proceeds of $32,578,262 from the sale of 2,096,725 shares of Common Stock. The Company has used and expects to continue to use the net proceeds for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and to develop new products (ii) expansion of sales and marketing activities (iii) construction of additional manufacturing and administrative facilities and (iv) establishment of an offshore facility in the European Community.

         On July 9, 1996, the Company formally established operations in Shannon Ireland, through its newly-formed subsidiary Cybex Europe Ltd. (the Subsidiary). The Company reached an agreement in principle with The Shannon Development Authority for long-term leased facilities to be located in the Shannon Free Trade Zone (SFTZ). The definitive agreement is subject to final negotiations and execution.

         In July 1996, the Company subsequently entered into a month to month lease with the Shannon Development Authority for temporary startup facilities located within the SFTZ. The lease is for a 12,500 square foot facility, which will expire when the Subsidiary occupies the long-term lease facility. The Subsidiary became operational late in the third quarter with the first products being shipped in December 1996.

RESULTS OF OPERATIONS

         The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:



                                                                                          YEARS ENDED
                                                                                            MARCH 31,

                                                                         1995                 1996                  1997
                                                                         ----                 ----                  ----
Net sales.................................................               100.0%               100.0%                100.0%

   Cost of Sales..........................................                44.2                 44.6                  47.5
                                                                         -----                -----                 -----

Gross profit..............................................                55.8                 55.4                  52.5

   Research and development expenses......................                 8.8                  6.7                   6.9

   Selling, general and administrative
   expenses...............................................                24.7                 24.4                  24.4
                                                                         -----                -----                 -----

Operating income..........................................                22.3                 24.3                  21.2

Other income..............................................                 0.3                  4.8                   5.5
                                                                         -----                -----                 -----

Income before income taxes................................                22.6                 29.1                  26.7

Provision for income taxes................................                 7.7                 10.3                   9.8
                                                                         -----                -----                 -----

Net income................................................                14.9%                18.8%                 16.9%
                                                                         =====                =====                 =====

Fiscal 1997 Compared to Fiscal 1996

         Net sales increased 38.2% to $34.6 million in Fiscal 1997 from $25.0 million in Fiscal 1996. The increased sales resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch and Extension Products. Sales of KVM Switch Products increased 45.8% to $28.7 million in Fiscal 1997 from $19.7 million in Fiscal 1996 primarily due to sales of newer, higher end switches: the Slimline Commander(TM), the Magnum Commander(TM), and the AutoBoot Commander 4xP(TM) and 1xP(TM). Also, a portion of the sales increase can be attributed to products introduced in Fiscal 1997: the AutoView Commander(TM) and other products based on its cost reduced design. Sales of KVM Extension Products increased 14.2% to $5.0 million in Fiscal 1997 from $4.4 million in Fiscal 1996, primarily due to sales of Key-View, PC Extender(TM) SNAP, and Power Control Products which had limited sales during Fiscal year 1996. As a percentage of net sales, the Company's KVM Switch Products increased to 83.0% from 78.7% and KVM Extension Products declined to 14.5% from 17.5% in Fiscal 1997 as compared to Fiscal 1996. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

         The Company's international sales volume continued to increase in Fiscal 1997, causing international sales as a percentage of net sales to increase to 20.6% as compared to 20.4% in Fiscal 1996. International sales increased 39.2% to $7.1 million in Fiscal 1997 from $5.1 million in Fiscal 1996. European sales accounted for approximately 59% of international sales. Over 88% of fourth quarter European sales were shipped by the Subsidiary.

         Gross profit increased 31.0% to $18.2 million in Fiscal 1997 from $13.9 million in Fiscal 1996. Gross profit as a percentage of net sales declined to 52.5% from 55.4% during the same period. The decline in gross profit was attributed in part to the start-up and incremental costs incurred by the new Subsidiary, and also due to an overall increase in the mix of newer KVM Switch Products, with overall lower margins.

         Selling, general and administrative expenses increased 38.7% to $8.5 million (24.4% of net sales) in Fiscal 1997 from $6.1 million (24.4% of net sales) in Fiscal 1996. This increase in dollars spent reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs of the new Subsidiary. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to remain relatively constant as a percentage of net sales.

         For Fiscal 1997, total costs for research and development were $2.4 million (6.9% of net sales), compared to $1.7 million (6.7% of net sales) in Fiscal 1996, representing a 40.8% increase in dollars. The Company anticipates that expenses for research and development will continue to increase above the level in Fiscal year 1997.

         As a result of the factors discussed above, operating income increased 20.7% to $7.3 million (21.2% of net sales) in Fiscal 1997, from $6.1 million (24.3% of net sales) in Fiscal 1996.

         Interest and other income amounted to $1.9 million (5.5% of net sales) in Fiscal 1997, compared to $1.2 million (4.8% of net sales) in Fiscal 1996. This increase related primarily to interest income from the investment of cash reserves and the proceeds from the initial public offering completed July 28, 1995. Realized gains on the sale of certain investments also contributed to the increase in other income.

         Net income increased 24.4% to $5.8 million (16.9% of net sales) in Fiscal 1997, from $4.7 million (18.8% of net sales) in Fiscal 1996, as a result of the factors discussed above.

Fiscal 1996 Compared to Fiscal 1995

         Net sales increased 37.6% to $25.0 million in Fiscal 1996 from $18.2 million in Fiscal 1995. The increased sales resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products. Sales of KVM Switch Products increased 50.4% to $19.7 million in Fiscal 1996 from $13.1 million in Fiscal 1995. The Company's international sales volume for all products continued to increase in Fiscal 1996, causing international sales as a percentage of net sales to increase to 20.4% as compared to 15.4% in Fiscal 1995.

         Sales of KVM Extension Products remained flat at $4.4 million in Fiscal 1996 and Fiscal 1995. As a percentage of net sales, the Company's KVM Switch Products increased to 78.7% from 72.0% and KVM Extension Products declined to 17.5% from 24.0% in Fiscal 1996 as compared to Fiscal 1995. International sales increased 85.1% to $5.1 million in Fiscal 1996 from $2.8 million in Fiscal 1995.

         Gross profit increased 36.6% to $13.9 million in Fiscal 1996 from $10.1 million in Fiscal 1995. Gross profit as a percentage of net sales declined to 55.4% from 55.8% during the same period. The decrease reflected an overall increased sales volume of newer KVM Switch and Extension Products, which yielded overall lower margins than the more mature products. Sales of newer KVM Switch products in Fiscal 1996 were a significant part of the mix of that product segment. Newer Switch products accounted for $5.4 million and 21.7% of Fiscal 1996 net sales, as compared to $.3 million and 1.6% of Fiscal 1995 net sales. Initial sales of new KVM Extension Products had lower margins due to the low volume of these products.

         Selling, general and administrative ( S G & A) expenses increased 35.7% to $6.1 million (24.4% of net sales) in Fiscal 1996 from $4.5 million (24.7% of net sales) in Fiscal 1995. This increase in dollars spent reflected the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base.

         For Fiscal 1996, total costs for research and development were $1.7 million (6.7% of net sales), compared to $1.6 million (8.8% of net sales) in Fiscal 1995, representing a 5.4% increase in dollars.

         As a result of the factors discussed above, operating income increased 50.0% to $6.1 million (24.3% of net sales) in Fiscal 1996, from $4.1 million (22.3% of net sales) in Fiscal 1995.

         Other income amounted to $1.2 million (4.8% of net sales) in Fiscal 1996, compared to $52,000 (0.3% of net sales) in Fiscal 1995. This increase related primarily to interest income from the investment of the proceeds from the initial public offering completed July 28, 1995.

         Net income increased 73.8% to $4.7 million (18.8% of net sales) in Fiscal 1996, from $2.7 million (14.9% of net sales) in Fiscal 1995, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of March 31, 1997, the Company had an available line of credit of $2.5 million with no outstanding borrowings. A short term note in the amount of $8.0 million was outstanding on March 31, 1997. The Company repaid the note during the first week of April, 1997.

         The Company's working capital position improved from $39,394,062 as of March 31, 1996 to $42,416,140 (adjusted to include $2,196,218 of long term-investments) as of March 31, 1997. This improvement in the Company's working capital position was due primarily to increased earnings.

         Cash provided from operating activities increased from $1.0 million to $4.3 million for the years ended March 31, 1996, and March 31, 1997, respectively. This increase was caused primarily by an increase in net income, accounts payable and accrued expenses, which is offset by smaller increases in accounts receivable and inventory than in the prior fiscal year. The increase in accounts payable may be attributed to timing of payments for current liabilities, while the increase in other current liabilities related primarily to the deferred recognition of employment grants associated with the Subsidiary. The decline in inventory growth rate was due to an improved inventory turnover rate and the increased level of turnkey products, which reduced the level of raw components needed for production.

         Capital expenditures totaled approximately $1.7 million during Fiscal 1997. The expenditures included the purchase of 18 acres of land adjacent to the existing Corporate facility for approximately $700,000. Approximately $400,000 in capital expenditures related to equipment purchases for the Subsidiary. The remaining amounts were used to purchase equipment to support the Company's continued domestic growth.

         The Company expects to begin construction of a new facility in Huntsville, Alabama during the first quarter of FY 1998 on the land purchased during FY 1997. The new facility will approximate 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the fourth quarter of FY 1998. Although the total cost of the project is not definite, it is expected to approximate $6.5 million. Proceeds from the initial public offering will be used to fund the construction of the facility.

         During Fiscal 1997, the Company purchased 97,500 shares of its common stock for $1.4 million (at prices ranging from $14.38 to $15.13 per share). The shares were purchased under a stock repurchase program authorized in the third quarter of Fiscal 1996 by the Company's Board of Directors. The program allows for the purchase of up to 500,000 shares of common stock on the open market at market price. To date the Company has purchased 331,500 shares of common stock under the repurchase program.

         The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

FINANCIAL ACCOUNTING DEVELOPMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No.128, which supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS No.128 requires a calculation of basic earnings per share, which takes into consideration income
(loss) available to common shareholders and the weighted average of common shares outstanding. SFAS No. 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS No. 128 to be material.

FORWARD LOOKING STATEMENTS

         When used in this Form 10-K , the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE

         The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Financial Statements contained in Part IV hereof and to the Index to Consolidated Financial Statements on Page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The information with respect to the directors and officers of the Company set forth under the captions "Nominees" and "Officers," on pages 3 and 4 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 29, 1997, is incorporated herein by reference.

ITEM 11       EXECUTIVE COMPENSATION.

              The information set forth under the caption "Executive Compensation" set forth on pages 7 through 9 in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 29, 1997, is incorporated herein by reference. The Compensation Committee Report and the Comparative Performance Graph also included at pages 10 and 13, respectively of the Proxy Statement, are expressly not incorporated by reference.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the captions "Security Ownership of Certain Beneficial Owners and Management" set forth on pages 6 through 7 in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on July 29, 1997, is incorporated herein by reference.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              There were no such transactions in Fiscal 1997.

                                   PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)       The following documents are filed as a part of this report:

              (1) FINANCIAL STATEMENTS

                  The following consolidated financial statements of Cybex Computer Products Corporation are filed as a part of this Annual Report on Form 10-K:

                  -   Report of Independent Public Accountants

                  -   Consolidated Balance Sheets as of March 31, 1996 and 1997

                  - Consolidated Statements of Income for the years ended March 31, 1995, 1996, and 1997

                  - Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1995, 1996, and 1997

                  - Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1996, and 1997

                  -   Notes to Consolidated Financial Statements

              (2)     SCHEDULES TO FINANCIAL STATEMENTS

                  -   Report of Independent Public Accountants

                  -   Schedule II - Valuation and Qualifying Accounts

              (3)     EXHIBITS

Exhibit                                                                               Sequential
Number                Description                                                    Page Number
------                -----------                                                    -----------

 3.1 Amended and Restated Articles of Incorporation of the Company, incorporated by reference (pursuant to the provisions of Rule
              12(b)-32) to Exhibit No. 3.1 to Amendment No. 1 to Registration
              Statement No. 33-93124.

 3.2 Amended and Restated By-Laws of the Company, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 3.2 to Amendment No. 1 to Registration Statement No. 33-93124.

 4.1 Specimen of Common Stock Certificate of the Company, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4 to Amendment No. 1 to Registration Statement No.
              33-93124.

10.1 Revolving Line of Credit Agreement by and between the Company and First Commercial Bank, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.1 to Registration
              Statement No. 33-93124.

10.2 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.2 to Registration Statement No. 33-93124, and
              Amendment to 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule
              12(b)- 32) to Exhibit No. 10.13 to Amendment No. 1 to Registration
              Statement No. 33- 93124.

10.3          1995 Employee Stock Option Plan, incorporated by reference
              (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.3 to Registration Statement No. 33-93124.

10.4 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.4 to Registration Statement No. 33-93124.

 10.5         Lease Agreement dated May 19, 1993, by and among the Company,
              Harold L. Eskew and Fred A. Beam, incorporated by reference
              (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.5 to Registration Statement No. 33-93124.

 10.6         Smith Barney Shearson Flexible Prototype Nonstandardized
              401(k) Plan Adoption Agreement #007 and Smith Barney Shearson
              Prototype Defined Contribution Plan Document #005 and Trust
              Agreement.

 10.7 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.7 to Registration Statement No. 33-93124.

 10.8 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.8 to Registration Statement No. 33-93124.

 10.9 Employment and Noncompetition Agreement by and between the Company and Robert R. Asprey, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.9 to Registration Statement No. 33-93124.

10.10 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.10 to Registration Statement No. 33-93124.

10.11 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.11 to Registration Statement No. 33-93124.

11            Statement of Computation of Per Share Earnings.

13 Cybex Computer Products Corporation Annual Report to Shareholders for the Fiscal Year Ended March 31, 1997. Such Annual Report shall not be deemed to be filed with the Securities and Exchange
              Commission as a part of this Form 10- K Annual Report or otherwise subject to the liabilities of Section 18 of the Securities
              Exchange Act of 1934, as amended.

23.1          Consent of Coopers & Lybrand L.L.P.

27            Financial Data Schedule (for SEC use only).

    The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of the Company's long-term debt.

THE COMPANY WILL FURNISH TO EACH SHAREHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: DOYLE C. WEEKS, CHIEF FINANCIAL OFFICER, CYBEX COMPUTER PRODUCTS CORPORATION, 4912 RESEARCH DRIVE, HUNTSVILLE, ALABAMA 35805.

    (b) No Form 8-K was filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

    (c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

    (d)       Financial Statement Schedules.  See Item 14(a)(2) above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     CYBEX COMPUTER PRODUCTS CORPORATION



                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------
Report of Independent Accountants.........................................................................          F-2

Consolidated Balance Sheets as of March 31, 1996 and 1997.................................................          F-3

Consolidated Statements of Income for the years ended March 31, 1995, 1996 and 1997.......................          F-4

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31,
  1995, 1996 and 1997.....................................................................................          F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1996
  and 1997................................................................................................          F-6

Notes to Consolidated Financial Statements................................................................          F-8


REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of Cybex Computer Products Corporation (the Company) as of March 31, 1996 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybex Computer Products Corporation as of March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

BIRMINGHAM, ALABAMA
APRIL 22, 1997

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and 1997

                                                                                              1996                 1997

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                               $   862,878          $ 2,424,385
  Short-term investments                                                                   36,907,899           38,688,836
  Accounts receivable - trade, less allowance for doubtful accounts of
      $131,383 and $350,837 in 1996 and 1997, respectively                                  4,276,640            5,409,706
  Income tax refund receivable                                                                118,651
  Inventories                                                                               3,487,043            3,835,356
  Other current assets                                                                         59,029              698,163
  Deferred income taxes                                                                       393,639              623,000
                                                                                          -----------          -----------
    Total current assets                                                                   46,105,779           51,679,446
Long-term investments, net of unrealized loss                                                                    2,196,218
Property and equipment, net of accumulated depreciation                                     1,109,918            2,422,292
Other assets                                                                                  202,065              228,757
                                                                                          -----------          -----------

                                                                                          $47,417,762          $56,526,713
                                                                                          ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable                                                                            $ 5,000,000          $ 8,000,000
  Accounts payable and accrued expenses                                                     1,478,593            2,151,371
  Income taxes payable                                                                                             158,734
  Other current liabilities                                                                   233,124            1,149,419
                                                                                          -----------          -----------
    Total current liabilities                                                               6,711,717           11,459,524
Deferred Income taxes                                                                          85,024               80,000
                                                                                          -----------          -----------
    Total liabilities                                                                       6,796,741           11,539,524
                                                                                          -----------          -----------

Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized, no shares issued
  Common stock, par value $.001 per share; 25,000,000 shares authorized; 1996 -
   6,068,008 shares issued, 5,504,383 shares outstanding
   1997 - 6,090,508 shares issued, 5,429,383 shares outstanding                                 6,069                6,091
  Additional paid-in capital                                                               34,079,719           34,119,697
  Unrealized loss on investments                                                                                   (77,669)
  Retained earnings                                                                        10,370,114           16,209,614
  Treasury stock, at cost; 1996 - 563,625 shares, 1997 - 661,125 shares
                                                                                           (3,834,881)          (5,270,544)
                                                                                          -----------          -----------
    Total shareholders' equity                                                             40,621,021           44,987,189
                                                                                          -----------          -----------

                                                                                          $47,417,762          $56,526,713
                                                                                          ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended March 31, 1995, 1996, and 1997




                                                                                1995                1996               1997

Net sales                                                              $      18,181,579   $     25,009,762   $     34,568,465

Cost of sales                                                                  8,040,118         11,151,343         16,408,703
                                                                       -----------------   ----------------   ----------------

   Gross profit                                                               10,141,461         13,858,419         18,159,762

Research and development expenses                                              1,599,941          1,686,448          2,374,174
Selling, general, and administrative expenses                                  4,491,476          6,095,891          8,454,735
                                                                       -----------------   ----------------   ----------------

   Operating income                                                            4,050,044          6,076,080          7,330,853
Interest income, net                                                              51,908          1,156,597          1,611,064
Other income, net                                                                                    52,232            290,583
                                                                       -----------------   ----------------   ----------------

   Income before provision for income taxes                                    4,101,952          7,284,909          9,232,500

Provision for income taxes                                                     1,401,785          2,591,624          3,393,000
                                                                       -----------------   ----------------   ----------------

   Net income                                                          $       2,700,167   $      4,693,285   $      5,839,500
                                                                       =================   ================   ================

Net income per common and common equivalent share:

   Primary                                                             $             .82   $            .92   $           1.04
                                                                       =================   ================   ================

   Fully diluted                                                       $             .73   $            .92   $           1.04
                                                                       =================   ================   ================

Weighted average common and common equivalent shares outstanding:

   Primary                                                                     3,284,881          5,094,459          5,593,524
                                                                       =================   ================   ================

   Fully diluted                                                               3,717,903          5,094,459          5,593,524
                                                                       =================   ================   ================



The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1995, 1996, and 1997



                                     COMMON STOCK            ADDITIONAL      UNREALIZED
                              --------------------------       PAID-IN         LOSS ON
                                  SHARES        AMOUNT         CAPITAL       INVESTMENTS
                              ------------   ------------   ------------   -------------

Balance, March 31, 1994          3,138,783         $3,139     $  374,317

Issuance of
  common stock                     151,875            152        219,418

Purchase of 90,000
  shares of treasury stock


Net Income
                               -----------         ------     ----------

Balance, March 31, 1995          3,290,658          3,291        593,735

Issuance of common stock           680,625            681        909,819

Issuance of common stock
  through initial public
  offering, net of offering
  costs                          2,096,725          2,097     32,576,165

Purchase of 234,000 shares
  of treasury stock

Net income
                               -----------         ------    -----------

Balance, March 31, 1996          6,068,008          6,069     34,079,719

Issuance of common stock            22,500             22         39,978

Purchase of 97,500 shares
  of treasury stock

Unrealized loss on                                                             $(77,669)
  investments

Net income
                               -----------         ------    -----------       --------

Balance, March 31, 1997          6,090,508         $6,091    $34,119,697       $(77,669)
                               ===========         ======    ===========       ========



                                RETAINED        TREASURY
                                EARNINGS         STOCK            TOTAL
                              ------------   -------------    -----------
Balance, March 31, 1994        $ 2,976,662    $  (314,000)    $ 3,040,118

Issuance of
  common stock                                                    219,570

Purchase of 90,000
  shares of treasury stock                       (240,000)       (240,000)


Net Income                       2,700,167                      2,700,167
                               -----------    -----------     -----------

Balance, March 31, 1995          5,676,829       (554,000)      5,719,855

Issuance of common stock                                          910,500

Issuance of common stock
  through initial public
  offering, net of offering
  costs                                                        32,578,262


Purchase of 234,000 shares
  of treasury stock                            (3,280,881)     (3,280,881)

Net income                       4,693,285                      4,693,285
                               -----------    -----------     -----------

Balance, March 31, 1996         10,370,114     (3,834,881)     40,621,021

Issuance of common stock                                           40,000

Purchase of 97,500 shares
  of treasury stock                            (1,435,663)     (1,435,663)

Unrealized loss on                                                (77,669)
  investments

Net income                       5,839,500                      5,839,500
                               -----------    -----------     -----------

Balance, March 31, 1997        $16,209,614    $(5,270,544)    $44,987,189
                               ===========    ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 1995, 1996, and 1997

                                                                           1995               1996              1997

Cash flows from operating activities:

 Net income                                                             $ 2,700,167      $  4,693,285       $  5,839,500

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                             137,824           235,138            355,996

   Amortization of discount on investments                                   (8,803)         (538,810)        (1,149,879)

   Provision for losses on accounts receivable                              190,950            11,074            416,000

   Gain on sale of investments                                               (4,038)                            (277,047)

   Deferred income taxes                                                   (109,663)           (9,856)          (234,385)

   Changes in operating assets and liabilities:

     Accounts receivable - trade                                           (994,371)       (1,731,352)        (1,549,066)

     Inventories                                                           (724,742)       (1,450,199)          (348,313)

     Accounts payable and accrued expenses                                  633,221          (173,715)           672,778

     Other                                                                 (106,521)          (21,861)           250,469

     Income taxes payable/receivable                                       (176,590)           (5,217)           277,385
                                                                        -----------      ------------       ------------
       Net cash provided by operating activities                          1,537,434         1,008,487          4,253,438
                                                                        -----------      ------------       ------------

Cash flows from investing activities:

  Purchases of property and equipment                                      (511,203)         (550,763)        (1,668,370)

  Purchases of investments available for sale                            (1,935,679)      (73,855,402)       (67,852,690)

  Proceeds from sale of investments                                         304,975        18,973,858          5,551,134

  Proceeds from maturities of investments                                   280,000        19,876,000         59,673,658
                                                                        -----------      ------------       ------------
   Net cash used in investing activities                                 (1,861,907)      (35,556,307)        (4,296,268)
                                                                        -----------      ------------       ------------

Cash flows from financing activities:

  Proceeds from note payable and line of credit                             250,000         6,100,000          8,000,000

  Repayment of note payable and line of credit                             (250,000)       (1,100,000)        (5,000,000)

  Proceeds from initial public offering                                                    32,578,262

  Proceeds from issuance of common stock                                    219,570           910,500             40,000

  Purchase of treasury stock                                               (240,000)       (3,280,881)        (1,435,663)
                                                                        -----------      ------------       ------------
   Net cash provided by (used in) financing activities                      (20,430)       35,207,881          1,604,337
                                                                        -----------      ------------       ------------


   Net increase (decrease) in cash and cash equivalents                    (344,903)          660,061          1,561,507

Cash and cash equivalents, beginning of year                                547,720           202,817            862,878
                                                                        -----------      ------------       ------------
Cash and cash equivalents, end of year                                  $   202,817      $    862,878       $  2,424,385
                                                                        ===========      ============       ============

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                                $     1,074      $      3,579       $      8,021
                                                                        ===========      ============       ============


  Cash paid during the year for income taxes,
   net of refunds received                                              $ 1,691,520      $  2,606,693       $  3,350,000
                                                                        ===========      ============       ============

Noncash transactions:
During the 1997 fiscal year the Company recorded $77,669 of unrealized losses related to its available-for- sale investments. The unrealized losses were recorded as non-cash reductions of long-term investments and shareholders' equity.

The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         Cybex Computer Products Corporation (the Company) develops, produces and markets computer keyboard, video monitor and mouse switch and extension products. The Company sells its products to dealers, end-users and original equipment manufacturers in the United States, Canada, and Europe as well as in other foreign markets. The Company has manufacturing facilities located in Huntsville, Alabama and Shannon, Ireland (see Note 3). In addition, the Company has a wholly owned subsidiary, Cybex International Corporation (CIC), to facilitate sales in certain overseas markets and obtain more favorable U.S. income tax treatment on those sales. International sales, principally to customers in European countries, accounted for approximately 15%, 20%, and 21% of the Company's net sales for the years ended March 31, 1995, 1996, and 1997, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The principal accounting policies of the Company are as follows:

         PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements include the Company and its two wholly owned subsidiaries, CIC and Cybex Europe Ltd. All significant intercompany amounts and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES - Raw materials, work in process, and finished goods are recorded using the lower of standard cost, which approximates average cost, or market.

         FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and the note payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         The Company's investments are composed of U.S. treasury bills, common stock, and corporate bonds. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. All of the Company's investments at March 31, 1996 and 1997 have been classified as available-for-sale (see Note 8).

         Realized gains or losses on the Company's investments are computed using the specific identification method.

         PROPERTY AND EQUIPMENT - Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in net income.

         Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets which generally range from 5 to 7 years.

         LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying values. There were no such losses recognized during 1995, 1996, or 1997.

         LIABILITY FOR SALES AND WARRANTY RETURNS - The Company's sales generally include a one-month unconditional return policy and a twelve-month limited warranty for product defects. The liability for sales and warranty returns, which totaled approximately $200,000 and $345,000 at March 31, 1996 and 1997, respectively, is management's estimate of the Company's liability for such sales returns (at gross profit foregone) and warranty returns (at cost to repair or replace products) on sales made by the Company. This liability is included in other current liabilities in the consolidated balance sheets.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, liability for sales and warranty returns, accrued vacation, accumulated depreciation, and inventory. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         FOREIGN CURRENCY - The Company records transactions denominated in foreign currency on a monthly basis, using the average monthly exchange rate. Bank accounts denominated in foreign currency are translated as of the ending balance sheet dates using the current exchange rates. Substantially all bank accounts are denominated in United States currency.

         REVENUE RECOGNITION - The Company records sales upon shipment of the related products, net of any discounts.

         GOVERNMENT GRANTS - The Company records government grants received in connection with its Ireland operations (see Note 3) as reductions of the corresponding expense in the consolidated statements of income. Proceeds from the rent reduction grant are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of expense over a twelve month period from the creation of the related job. Grants recognized during fiscal year 1997 as a reduction of related expenses totaled $168,000. Accounts receivable of $410,500 and deferred revenue of $352,000 related to the grants were included in the balance sheet at March 31, 1997.

         RESEARCH AND DEVELOPMENT EXPENSE - Research and development expenses for Company- sponsored projects are expensed as incurred.

         ADVERTISING EXPENSE - Advertising costs are expensed as incurred. Advertising expense totaled approximately $1,674,000, $2,239,000, and $2,180,000 for the years ended March 31, 1995, 1996, and 1997, respectively.

         NET INCOME PER SHARE - Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during each period and the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the estimated market price [average market price during the year for primary net income per share and the higher of average market price during the year or year-end market price for fully diluted net income per share] of the Company's common stock).

         USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS No. 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS No. 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of income and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS No. 128 to be material.

3.       EUROPEAN OPERATIONS

         On July 9, 1996, the Company formally established operations in Shannon, Ireland through its newly-formed subsidiary, Cybex Europe Ltd. (Cybex-Europe).

         Cybex-Europe executed an agreement with the Shannon Free Airport Development Company Limited (Shannon Development) under which Cybex-Europe will receive grant monies related to salary and rent expense. The maximum amount attainable under the agreement is approximately $1.6 million. The grant monies would be repayable, in whole or in part, should (1) Cybex-Europe fail to meet certain business related objectives established under the agreement which are to be achieved over a three-year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date the last claim is made by the Company for grant monies paid by Shannon Development.


4.       INITIAL PUBLIC OFFERING

         On July 28, 1995, the Company completed an initial public offering
         (IPO) of its common stock, receiving net proceeds (after deductions of underwriting discounts and other offering expenses) of $32,578,262 from the sale of 2,096,725 shares of common stock at the IPO price of $17 per share. The Company has used and expects to continue to use the proceeds for working capital and other general corporate purposes, including product development activities to enhance its existing products and develop new products, expansion of sales and marketing activities, expansion of the Company's current facilities and construction of additional facilities.

5.       RECAPITALIZATION AND STOCK SPLIT

         On July 10, 1995, the Company's shareholders approved a recapitalization plan for the Company whereby all of the Company's $.01 par value common stock was exchanged for $.001 par value common stock, the number of authorized shares of common stock was increased to 25,000,000 from 10,000,000, and 5,000,000 shares of preferred stock were authorized for issuance at later dates at amounts and dividend rates that will be determined by the Board of Directors when any shares of preferred stock are issued. Following approval by the shareholders, the Company declared a 2.25 for 1 stock split. All capital stock and stock option information included in the consolidated financial statements and notes thereto gives retroactive effect to these transactions.

6.       STOCK REPURCHASE PLAN

         The Board of Directors approved a stock repurchase plan during December 1995 to purchase up to 500,000 shares of Company stock on the open market. During the 1996 fiscal year, the Company purchased 234,000 shares of treasury stock at prices ranging from $12.50 to $14.75 per share. During the 1997 fiscal year, the Company purchased 97,500 shares of treasury stock at prices ranging from $14.38 to $15.13 per share.

7.       INVENTORIES

         A summary of inventories at March 31, 1996 and 1997 is as follows:

                                                 1996                 1997
        Raw materials                         $2,035,335              2,358,877
        Work in process                          903,883                888,089
        Finished goods                           547,825                588,390
                                              ----------             ----------
                                              $3,487,043             $3,835,356
                                              ==========             ==========



8. INVESTMENTS

         The cost and approximate market values of available-for-sale securities at March 31, 1996 and 1997 are as follows:



                                                          GROSS                GROSS              ESTIMATED
                                    AMORTIZED          UNREALIZED           UNREALIZED             MARKET
                                      COST                GAINS               LOSSES               VALUES
                                -----------------   -----------------  --------------------  -------------------
1996
  U.S. Treasury bills           $      36,907,899                                            $        36,907,899
                                =================                                            ===================

1997
  U.S. Treasury bills           $      38,688,836                                            $        38,688,836
  Marketable equity securities          2,227,887   $          58,327  $           (135,996)           2,150,218
  Corporate bonds                          46,000                                                         46,000
                                -----------------   -----------------  --------------------  -------------------

                                $      40,962,723   $          58,327  $           (135,996)          40,885,054
                                =================   =================  ====================  ===================

The amortized cost and market values of debt instruments with fixed maturities at March 31, by expected maturity, are shown as follows:



                                                  1996                                          1997
                             ----------------------------------------------   ----------------------------------------

                                    AMORTIZED                 MARKET               AMORTIZED              MARKET
                                      COST                     VALUE                 COST                  VALUE
                             -----------------------   --------------------   -------------------   ------------------

Due in one year or less      $            36,907,899   $         36,907,899   $        38,688,836   $       38,688,836
Due after one year
through five years                                                                         46,000               46,000
                             -----------------------   --------------------   -------------------   ------------------

                             $            36,907,899   $         36,907,899   $        38,734,836   $       38,734,836
                             =======================   ====================   ===================   ==================


Gross gains on the sale of investments available for sale were approximately $4,000 and $492,000 in Fiscal 1995 and Fiscal 1997, respectively. Gross losses were approximately $215,000 in Fiscal 1997. There were no realized gains or losses in Fiscal 1996.

9.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 1996 and 1997:

                                                                1996                       1997


          Land                                                                 $          709,625
          Engineering and testing equipment          $           63,308                   168,892
          Production equipment                                  206,799                   574,565
          Marketing fixtures and equipment                      100,960                   105,185
          Office furniture and equipment                        224,126                   408,702
          Computer software and equipment                       967,582                 1,260,473
          Automotive equipment                                    2,200                    17,124
          Leasehold improvements                                 24,745                    45,282
          Construction in progress                               49,781                     3,750
                                                     ------------------        ------------------

                                                              1,639,501                 3,293,598
          Less accumulated depreciation                        (529,583)                 (871,306)
                                                     ------------------        ------------------

                                                     $        1,109,918        $        2,422,292
                                                     ==================        ==================


10.      SHORT-TERM BORROWINGS

         At March 31, 1996 and 1997, the Company had $5,000,000 and $8,000,000,
         respectively, outstanding under short-term note payables bearing interest at the bank's prime rate (8.25% and 8.50% at March 31, 1996 and 1997, respectively). The amounts outstanding at March 31, 1996 and 1997 were repaid on April 4, 1996 and April 3, 1997, respectively.

         The Company has a bank line of credit which provides for borrowings up to $2,500,000. Interest on outstanding advances is payable monthly at the bank's prime rate which was 8.25% and 8.50% at March 31, 1996 and 1997, respectively. The line of credit is collateralized by the Company's accounts receivable, inventories, and certain intangible assets and is due on demand. The line of credit expires July 1, 1997. The Company had no amounts outstanding on the line of credit at March 31, 1996 or 1997.

11.      INCOME TAXES

         The provision (benefit) for income taxes for the years ended March 31, 1995, 1996, and 1997 is comprised of the following:


                                                               1995                   1996                 1997

Current:
  Federal                                                    $1,361,474            $2,377,923           $3,263,747
  State                                                         149,974               223,557              363,638
                                                             ----------            ----------           ----------

                                                              1,511,448             2,601,480            3,627,385
Deferred:
  Federal                                                       (99,298)               (8,952)            (185,747)
  State                                                         (10,365)                 (904)             (20,638)
  Ireland                                                                                                  (28,000)
                                                             ----------            ----------           ----------
                                                               (109,663)               (9,856)            (234,385)
                                                             ----------            ----------           ----------
Total provision                                              $1,401,785            $2,591,624           $3,393,000
                                                             ==========            ==========           ==========


The provision for federal income taxes differs from the amount computed by applying the statutory rate to taxable income as follows:

                                                                1995                  1996                  1997

Computed "expected" federal income tax expense               $1,394,664            $2,476,869           $3,139,050
Add (deduct):
  Research and development credit                               (61,965)               (4,523)              (9,231)
  CIC foreign sales corporation income                          (11,397)              (20,289)             (10,821)
  State income tax deduction                                    (50,394)              (75,702)            (116,620)
  Other                                                          (8,732)               (7,384)              75,622
                                                             ----------            ----------           ----------

                                                             $1,262,176            $2,368,971           $3,078,000
                                                             ==========            ==========           ==========


The components of the deferred income tax assets and liabilities at March 31, 1996 and 1997 are as follows:

                                                                                       1996                  1997

Current deferred income tax asset:
  Allowance for doubtful accounts                                                    $ 47,587             $127,500
  Liability for sales and warranty returns                                             72,440              114,800
  Accrued vacation                                                                     37,187               32,400
  Inventory                                                                           236,425              348,300
                                                                                     --------             --------
    Current deferred income tax asset
                                                                                     $393,639             $623,000
                                                                                     ========             ========
Net noncurrent deferred income tax liability:

  Accumulated depreciation                                                           $ 85,024             $108,000
  Foreign subsidiary net operating loss carryforwards                                                      (28,000)
                                                                                     --------             --------
    Net noncurrent deferred income tax liability                                     $ 85,024             $ 80,000
                                                                                     ========             ========

12.      COMMITMENTS

         The Company leases the buildings containing its offices and manufacturing facilities and certain equipment under various operating leases. Rent expense under these leases totaled approximately $203,000, $259,000, and $312,000 for the years ended March 31, 1995, 1996, and
         1997, respectively. Minimum future rental payments under the noncancelable operating leases are approximately as follows:

                                  YEAR ENDING MARCH 31:
                                    1998                        $296,000
                                    1999                         120,500
                                    2000                          17,000
                                    2001                          16,700
                                    2002                           6,800
                                                                --------

                                                                $457,000
                                                                ========

         The Company's lease for certain of its offices and manufacturing facilities expires July 31, 1998, but may be renewed for an additional five-year term. The Company has the option to purchase the facilities at any time during the lease term for $1,800,000 less $40,000 per year for each year that the Company leases the facilities.

         Shannon Development is currently constructing a permanent facility to be leased, under an operating lease, by Cybex-Europe for a period of 25 years. The lease agreement has not been finalized. In the interim, Cybex Europe is leasing a temporary facility from Shannon Development until the permanent facility is completed.

13.      STOCK OPTIONS

         In 1989 the Company adopted an Employee Incentive Stock Option Plan (the 1989 Plan) whereby the Board of Directors may, from time to time, grant stock options to officers and key employees of the Company. The Company set aside 787,500 shares of common stock for the 1989 plan. The options granted under this plan are not exercisable during the first two years following the grant date and expire five years from the date of grant. The plan provides that the exercise price be equal to the fair market value of the common stock, as defined in the plan, at the date of grant, except for options issued to persons who own more than 10% of the Company's outstanding common stock whose exercise price is equal to 110% of the fair market value of the common stock at the date of grant. On July 10, 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the 1989 Plan was terminated and replaced by the 1995 Employee Stock Option Plan (the 1995 Plan). Under the 1995 Plan, options vest and are exercisable in twenty percent increments beginning one year from the date of grant and expire ten years from the date of grant. The Company set aside 281,250 shares of common stock for the 1995 Plan.

         The Company's stockholders also approved options for 181,125 shares of common stock for the directors who are not employees of the Company under the Company's Directors' Compensation Equity Program (the Program). During 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the Program was terminated and replaced by the 1995 Outside Directors Stock Option Plan (the 1995 Directors Plan). Under the 1995 Directors Plan, options vest and are immediately exercisable on date of grant and expire ninety days after the time the Participant ceases to be a Director if the Director is terminated for cause or three years after the date of termination if such termination is due to retirement, permanent disability, or death. The Company has set aside 56,250 shares of common stock for the 1995 Directors Plan.

Pertinent information regarding the plans are as follows:

                                                                                   WEIGHTED
                                                              RANGE OF              AVERAGE
                                         NUMBER OF            EXERCISE             EXERCISE             VESTING
                                          OPTIONS              PRICES                PRICE            PROVISIONS
                                     -----------------   -------------------  -------------------   ---------------

Options outstanding, March 31, 1994     839,250             $.67 - $2.56        $     1.35                Various
Options granted                          33,750             $2.67               $     2.67              100%/year
Options granted                          67,500             $2.67               $     2.67               20%/year
Options exercised                      (136,125)            $.67 - $2.67        $     1.61                Various
                                      ---------

Options outstanding, March 31, 1995     804,375             $.67 - $2.67        $     1.48                Various
Options granted                           7,500             $17.00 - $24.00     $    19.33              100%/year
Options granted                          85,125             $13.75 - $20.00     $    16.63               20%/year
Options exercised                      (680,625)            $.67 - $2.56        $     1.34                Various
                                      ---------

Options outstanding, March 31, 1996     216,375             $1.78 - $24.00      $     8.48                Various
Options granted                          12,500             $16.50 - $17.00     $    16.70              100%/year
Options granted                          95,000             $13.25 - $18.15     $    16.79               20%/year
Options exercised                       (22,500)            $1.78               $     1.78               20%/year
                                      ---------

Options outstanding, March 31, 1997     301,375             $1.78 - $24.00      $    11.94                Various
                                      =========


The following table summarizes information about stock options outstanding at March 31, 1997:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                       ------------------------------------------------------   -----------------------------------
                                            WEIGHTED
                                             AVERAGE            WEIGHTED                              WEIGHTED
      RANGE OF                              REMAINING            AVERAGE                               AVERAGE
      EXERCISE             NUMBER          CONTRACTUAL          EXERCISE            NUMBER            EXERCISE
       PRICES            OUTSTANDING          LIFE                PRICE           EXERCISABLE           PRICE
--------------------   ---------------   ---------------   ------------------   ---------------   -----------------
        $1.78                   39,375        0.71         $      1.78                   39,375   $      1.78
        $2.67                   61,875        2.47         $      2.67                   36,000   $      2.67
$13.25 - $16.50                 85,500        8.61         $     15.24                   14,500   $     15.26
$17.00 - $18.15                 87,000        8.54         $     17.23                   15,000   $     17.00
$20.00 - $24.00                 27,625        8.09         $     20.36                    7,525   $     21.33
                       ---------------                                          ---------------
                               301,375                                                  112,400
                       ===============                                          ===============




         The options above were issued at exercise prices which approximate fair market value at the date of grant. At March 31, 1997, 138,275 shares are available for grant under the plans.

         The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996                         1997
           Net income - as reported                            $4,693,285                   $5,839,500
           Net income - pro forma                              $4,607,184                   $5,559,083
           Earnings per share - as reported                    $      .92                   $     1.04
           Earnings per share - pro forma                      $      .90                   $     1.00



         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1996                        1997
          Dividend yield                                    0                           0
          Expected life (years)                           3 - 5                       3 - 5
          Expected volatility                             45.7%                       45.7%
          Rick-free interest rate (range)             5.77% - 5.88%               6.16% - 6.35%

14.      RETIREMENT PLAN

         The Company established a 401(k) savings and profit sharing plan, the Cybex Computer Products Corporation Retirement Plan, covering substantially all employees effective April 1, 1993. The Company will match 25% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled approximately $32,000, $32,000, and $53,000 for the years ended March 31, 1995, 1996, and 1997, respectively. The Company may also elect to make discretionary contributions as determined by its Board of Directors. The Company elected to make discretionary contributions of approximately $229,000 for the year ended March 31, 1995. The Company did not make discretionary contributions during the fiscal years ended March 31, 1996 or 1997.

15.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.


                                                                   THREE MONTHS ENDED
(In Thousands, Except for Per Share Amounts)

                                         JUNE 30,         SEPTEMBER 30,         DECEMBER 31,          MARCH 31,
                                           1995               1995                  1995                1996
                                       -------------   -------------------   ------------------   ----------------
Net sales                              $        5,653  $            6,001    $            6,488   $          6,868
Gross profit                           $        3,169  $            3,297    $            3,485   $          3,907
Operating income                       $        1,349  $            1,393    $            1,552   $          1,782
Net income                             $          872  $            1,152    $            1,334   $          1,335
Net income per share (1):
  Primary                              $          .24  $              .22    $              .23   $            .24
  Fully diluted                        $          .24  $              .22    $              .23   $            .24

                                                                   THREE MONTHS ENDED
(In Thousands, Except for Per Share Amounts)
                                          JUNE 30,         SEPTEMBER 30,         DECEMBER 31,          MARCH 31,
                                            1996               1996                  1996                1997
                                       -------------   -------------------   ------------------   ----------------

Net sales                              $        7,428  $            8,050    $            8,917   $         10,173
Gross profit                           $        3,941  $            4,279    $            4,695   $          5,245
Operating income                       $        1,543  $            1,840    $            1,846   $          2,102
Net income                             $        1,231  $            1,473    $            1,533   $          1,603
Net income per share (1):
  Primary                              $          .22  $              .26    $              .27   $            .29
  Fully diluted                        $          .22  $              .26    $              .27   $            .29



(1)The net income per share for each quarter within a fiscal year does not necessarily equal the total net income per share for that particular fiscal year due to variations in the estimated value of the Company's common stock during the year and the effect these variations had on the fully diluted shares outstanding calculation.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cybex Computer Products Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CYBEX COMPUTER PRODUCTS CORPORATION

                                            By: /s/ Stephen F. Thornton
                                               ---------------------------------
                                               Stephen F. Thornton, Chairman of
                                               the Board of Directors, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

                                               DATED:  June 26, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cybex Computer Products Corporation and in the capacities and on the dates indicated.

Signature                                Title                                                Date
---------                                -----                                                ----
/s/ Stephen F. Thornton                  Chairman of the Board of                             June 26, 1997
------------------------                 Directors, President and Chief
Stephen F. Thornton                      Executive Officer
                                         (Principal Executive Officer)


/s/ Doyle C. Weeks                       Senior Vice President - Finance,                     June 26, 1997
------------------------                 Chief Financial Officer, and
Doyle C. Weeks                           Treasurer (Principal Financial
                                         and Accounting Officer)



/s/ Remigius G. Shatas                   Senior Vice President,                               June 26, 1997
------------------------                 Chief Technical Officer,
Remigius G. Shatas                       Secretary and Director


/s/ Oscar L. Pierce                      Director                                             June 26, 1997
------------------------
Oscar L. Pierce

/s/ David S. Butler                      Director                                             June 26, 1997
------------------------
David S. Butler

/s/ Douglas E. Pritchett                 Director                                             June 26, 1997
------------------------
Douglas E. Pritchett

                        [COOPERS & LYBRAND LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

Our report on the consolidated financial statements of Cybex Computer Products Corporation has been included on page F-2 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                            COOPERS & LYBRAND L.L.P.



Birmingham, Alabama
April 22, 1997

                                                                     SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 1995, 1996, and 1997



                                                           Charged        Charged
                                           Beginning          to             to                               Ending
                                            Balance        Expenses       Accounts      Deductions (1)        Balance
                                            -------        --------       --------      --------------        -------
Year ended March 31, 1995:
 Allowance for doubtful accounts           $ 90,896         $190,950      $      -      $(147,860)            $134,076
 Allowance for inventory obsolescence      $      -         $150,000      $      -      $       -             $150,000

Year ended March 31, 1996:
 Allowance for doubtful accounts           $134,076         $ 11,074      $      -      $ (13,767)            $131,383
 Allowance for inventory obsolescence      $150,000         $103,000      $      -      $       -             $253,000

Year ended March 31, 1997:
 Allowance for doubtful accounts           $131,383         $416,000      $      -      $(196,546)            $350,837
 Allowance for inventory obsolescence      $253,000         $244,840      $      -      $       -             $497,840


(1) Deductions consist of specific accounts receivable written off against the allowance for doubtful accounts

                                EXHIBIT INDEX


Exhibit                                                                               Sequential
Number                Description                                                    Page Number
------                -----------                                                    -----------

  3.1 Amended and Restated Articles of Incorporation of the Company, incorporated by reference (pursuant to the provisions of Rule
              12(b)-32) to Exhibit No. 3.1 to Amendment No. 1 to Registration
              Statement No. 33-93124.

  3.2 Amended and Restated By-Laws of the Company, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 3.2 to Amendment No. 1 to Registration Statement No. 33-93124.

  4.1 Specimen of Common Stock Certificate of the Company, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4 to Amendment No. 1 to Registration Statement No.
              33-93124.

 10.1 Revolving Line of Credit Agreement by and between the Company and First Commercial Bank, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.1 to Registration
              Statement No. 33-93124.

 10.2 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.2 to Registration Statement No. 33-93124, and
              Amendment to 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule
              12(b)- 32) to Exhibit No. 10.13 to Amendment No. 1 to Registration
              Statement No. 33- 93124.

 10.3         1995 Employee Stock Option Plan, incorporated by reference
              (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.3 to Registration Statement No. 33-93124.

 10.4 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.4 to Registration Statement No. 33-93124.

 10.5         Lease Agreement dated May 19, 1993, by and among the Company,
              Harold L. Eskew and Fred A. Beam, incorporated by reference
              (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.5 to Registration Statement No. 33-93124.

 10.6         Smith Barney Shearson Flexible Prototype Nonstandardized
              401(k) Plan Adoption Agreement #007 and Smith Barney Shearson
              Prototype Defined Contribution Plan Document #005 and Trust
              Agreement.

 10.7 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.7 to Registration Statement No. 33-93124.

 10.8 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.8 to Registration Statement No. 33-93124.

 10.9 Employment and Noncompetition Agreement by and between the Company and Robert R. Asprey, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.9 to Registration Statement No. 33-93124.

 10.10 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.10 to Registration Statement No. 33-93124.

 10.11 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
              No. 10.11 to Registration Statement No. 33-93124.

 11           Statement of Computation of Per Share Earnings.

 13 Cybex Computer Products Corporation Annual Report to Shareholders for the Fiscal Year Ended March 31, 1997. Such Annual Report shall not be deemed to be filed with the Securities and Exchange
              Commission as a part of this Form 10- K Annual Report or otherwise subject to the liabilities of Section 18 of the Securities
              Exchange Act of 1934, as amended.

 23.1         Consent of Coopers & Lybrand L.L.P.

 27           Financial Data Schedule (for SEC use only).