Form 10-Q
period 1997-06-30
CYBEX COMPUTER PRODUCTS CORP
filed 1997-08-12
CIK 946360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

         (MARK ONE)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       ------          THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       -------         THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO
                                                       ------    ------
                         COMMISSION FILE NUMBER 0-26496


                       CYBEX COMPUTER PRODUCTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   ALABAMA                                63-0801728
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

 AS OF AUGUST 12, 1997, 5,439,383 SHARES OF THE REGISTRANT'S COMMON STOCK $.001
                          PAR VALUE, WERE OUTSTANDING.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 1997


                                TABLE OF CONTENTS



                                                                                        PAGE
Part I  -   FINANCIAL INFORMATION                                                      NUMBER
            Item 1.  Financial Statements:                                             ------

                     Condensed Consolidated Balance Sheets as of March 31, 1997 and
                      June 30, 1997 .....................................................  3

                     Condensed Consolidated Statements of Income for the three
                     months ended  June 30, 1996 and 1997 ...............................  4

                     Condensed Consolidated Statements of Cash Flows for
                     the three months ended June 30, 1996 and 1997 ......................  5

                     Notes to Condensed Consolidated Financial Statements ...............  6

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ..........................................  7


Part II -   OTHER INFORMATION


            Item 6.  Exhibits ........................................................... 11



            SIGNATURES .................................................................. 12

            INDEX OF EXHIBITS ........................................................... 13

ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,         JUNE 30,
                                                                          1997              1997
                                                                        ----------       ----------
                                     ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................       $2,424,385         $9,236,961
  Short-term investments ........................................       38,688,836         24,895,113
  Accounts receivable-trade, less allowance for
    doubtful accounts of $350,837 and
    $340,938, respectively ......................................        5,409,706          6,213,505
   Inventories ..................................................        3,835,356          4,740,120
  Other current assets ..........................................          698,163            663,160
  Deferred income taxes .........................................          623,000            623,000
                                                                       -----------        -----------
             Total current assets ...............................       51,679,446         46,371,859
Investments .....................................................        2,196,218          2,355,590
Property and equipment, net of accumulated depreciation .........        2,422,292          2,595,149
Other assets ....................................................          228,757            188,894
                                                                       -----------        -----------
                                                                       $56,526,713        $51,511,492
                                                                       ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable ..................................................       $8,000,000       $         --
  Accounts payable and accrued expenses .........................        2,151,371          2,424,588
  Income taxes payable ..........................................          158,734            980,769
  Other current liabilities .....................................        1,149,419          1,245,518
                                                                       -----------       ------------
              Total current liabilities .........................       11,459,524          4,650,875
Deferred income taxes ...........................................           80,000             80,000
                                                                       -----------       ------------
              Total liabilities .................................       11,539,524          4,730,875
Shareholders' equity:
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized;  no shares issued
  Common stock, par value $.001 per share;
    25,000,000 shares authorized;  March
    31,  1997 -- 6,090,508 shares issued,
    5,429,383 shares outstanding;  June
    30,  1996 -- 6,095,508 shares issued,
    5,434,383 shares outstanding ................................            6,091              6,096
 Additional paid in capital .....................................       34,119,697         34,133,027
 Unrealized loss on investments .................................          (77,669)                --
 Retained earnings ..............................................       16,209,614         17,912,038
 Treasury stock, at cost;  661,125 shares .......................       (5,270,544)        (5,270,544)
                                                                      ------------       ------------
                 Total shareholders' equity .....................       44,987,189         46,780,617
                                                                      ------------       ------------
                                                                       $56,526,713        $51,511,492
                                                                      ============       ============



           See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1996            1997
                                                                           ----            ----

Net sales .......................................................       $7,427,913      $10,694,694

Cost of sales ...................................................        3,486,579        5,048,921
                                                                        ----------      -----------

    Gross profit ................................................        3,941,334        5,645,773

Research and development expenses ...............................          522,486          774,712

Selling, general and administrative expenses ....................        1,875,794        2,712,023
                                                                        ----------      -----------
    Operating income ............................................        1,543,054        2,159,038

Other income ....................................................          387,303          485,386
                                                                        ----------      -----------

    Income before provision for income taxes ....................        1,930,357        2,644,424

 Provision for income taxes .....................................          700,000          942,000
                                                                        ----------      -----------

  Net income ....................................................       $1,230,357      $ 1,702,424

Net income per common and common equivalent share:

  Primary .......................................................       $      .22      $       .31
                                                                        ==========      ===========

  Fully Diluted .................................................       $      .22      $       .31
                                                                        ==========      ===========


Weighted average common and common
equivalent shares outstanding:

   Primary ......................................................        5,620,962        5,532,785
                                                                        ==========      ===========

   Fully Diluted ................................................        5,620,962        5,542,016
                                                                        ==========      ===========


            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1996                1997
                                                                           ----                ----
Cash flows from operating activities:
  Net income ...................................................        $1,230,357         $1,702,424
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...............................................            70,375            123,987
    Amortization of discount on investments ....................          (311,158)          (353,641)
    Provision for losses on accounts receivable ................             5,617            104,000
    Gain on sale of investments ................................                --            (29,969)
       Changes in operating assets and liabilities:
      Accounts receivable-trade ................................          (162,614)          (907,799)
      Inventories ..............................................           553,586           (904,765)
      Accounts payable and accrued expenses ....................             7,107            369,316
      Other ....................................................           (61,351)            74,867
      Income taxes payable .....................................           700,000            822,035
                                                                      ------------       ------------
                                                                         2,031,919          1,000,455
Net cash provided by  operating activities

Cash flows from investing activities:
  Purchases of property and equipment ..........................          (726,500)          (296,844)
  Purchases of investments available for sale ..................       (11,636,297)        (6,093,347)
  Proceeds from the sale of investments ........................                --          2,128,977
  Proceeds from maturities of investments ......................        22,798,516         18,060,000
                                                                      ------------       ------------
   Net cash provided by investing activities ...................        10,435,719         13,798,786

Cash flows from financing activities:
  Repayment of note payable ....................................        (5,000,000)        (8,000,000)
  Proceeds from issuance of common stock .......................                               13,335
                                                                      ------------       ------------
   Net cash provided by (used in) financing activities .........        (5,000,000)        (7,986,665)
                                                                      ------------       ------------

  Net increase  in cash and cash equivalents ...................         7,467,638          6,812,576
Cash and cash equivalents, beginning of period .................           862,878          2,424,385
                                                                      ------------       ------------
Cash and cash equivalents, end of period .......................        $8,330,516         $9,236,961
                                                                      ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................            $3,500            $13,216
                                                                      ============       ============



            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended June 30, 1997 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1997 included in the Company's Form 10-K filed June 25, 1997. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The March 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

          At March 31, 1997 and June 30, 1997, inventories consisted of the following:

                                       March 31,       June 30,
                                         1997            1997
                                      ----------      ----------

       Raw materials ...........      $2,358,877      $3,248,588
       Work in process .........         888,089         987,321
       Finished goods ..........         588,390         504,211
                                      ----------      ----------
                                      $3,835,356      $4,740,120
                                      ==========      ==========

3.   LINE OF CREDIT

          The Company renegotiated its line of credit on July 1, 1997, to provide borrowings of up to $5.0 million at the bank's prime rate. The line of credit expires July 1, 1998. There were no borrowings outstanding under the Company's line of credit as of June 30, 1997.

4. STOCK OPTIONS

          Options to purchase 102,500 shares of common stock were issued on varying dates throughout the quarter to employees under the 1995 Employee Stock Option Plan at the market price as of the effective date. Also, options to purchase 5,000 shares of common stock were exercised during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's form 10-K for year ended March 31, 1997 filed on June 25, 1997.

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation (DEC), IBM, and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xPTM/1xPTM, which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced design, which was the basis for the following KVM Switch Product introductions:
AutoView Commander(TM), Personal Commander(TM) II, Autoboot Commander(TM) II, a six-port switch for original equipment manufacturers (OEM), Duette Commander(TM), AutoView Pro and QuickSwitch Commander(TM). Certain KVM Switch Products were certified by Novell Corporation for use with its network operating system software Netware 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's family of KVM extension products ("KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. The latest version of the PC Extender(TM) SNAP, introduced in late Fiscal 1997, reduces cabling costs by half and utilizes standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

     The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as continuous enhancement of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

     The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market and the worldwide catalog market. During late Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. This broadened channel distribution strategy is expected to expand the Company's distribution channels and increase market share.

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

     The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 23% of the Company's total sales for the three months ended June 30, 1997, and 21% and 20% of the Company's total sales in Fiscal 1997 and Fiscal 1996, respectively. All international sales are made in U.S. dollars.


RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:

                                                                THREE MONTHS
                                                               ENDED  JUNE 30,
                                                               ---------------
                                                                1996      1997
                                                                ----      ----
Net sales.................................................    100.0%     100.0%
  Cost of sales...........................................     46.9       47.2
                                                               ----      -----
Gross profit..............................................     53.1       52.8
 Research and development expenses........................      7.0        7.3
  Selling, general and administrative expenses............     25.3       25.4
                                                               ----      -----
Operating income..........................................     20.8       20.1
  Other income ...........................................      5.2        4.6
                                                              -----      -----
Income before income taxes................................     26.0       24.7
  Provision for income taxes..............................      9.4        8.8
                                                              -----      -----
Net income................................................     16.6%      15.9%
                                                              =====      =====



Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

     Net sales increased 44.0% to $10.7 million in the three months ended June 30, 1997 from $7.4 million in the three months ended June 30, 1996. The net sales increase resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 52.6% to $9.1 million in the three months ended June 30, 1997 from $6.0 million in the three months ended June 30, 1996 primarily due to sales growth of the high-end Switch segment of products including the Auotboot Commander 4xP(TM)/1xP(TM) and also sales of the Autoview Commander(TM) and other products based on its cost reduced design. Sales of KVM Extension Products increased 11.6% to $1.4 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996. The PC Extender(TM) Snap accounted primarily for the growth in KVM Extension Product sales.

     As a percentage of net sales, the Company's KVM Switch Products increased to 85.1% from 80.3% and KVM Extension Products declined to 13.0% from 16.7% during the same period in Fiscal 1997. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 43% to $2.4 million in the three months ended June 30, 1997 from $1.7 million in the three months ended June 30, 1996 and accounted for 23% of total revenues. Sales to customers in Europe represented approximately 13% of total revenues for the quarter. All European shipments for the quarter were made from the Company's subsidiary in Shannon, Ireland, Cybex Europe Ltd. (the Subsidiary).

     Gross profit increased 43.3% to $5.6 million in the three months ended June 30, 1997, from $3.9 million in the three months ended June 30, 1996. Gross profit as a percentage of net sales declined slightly to 52.8% from 53.1% during the same period in Fiscal 1997. Although down slightly as a percentage of net sales from the prior year quarter due to increased volume of overall lower margin product in the mix, gross profits have improved as a percentage over the last two preceding quarters reflecting improvement in margins. The improvement also reflects the absence of Ireland startup costs and reduced incremental costs associated with the Subsidiary.

     Selling, general and administrative (SG&A) expenses increased 44.6% to $2.7 million (25.4% of net sales) in the three months ended June 30, 1997, from $1.9 million (25.3% of net sales) in the three months ended June 30, 1996. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for the Subsidiary. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to continue to remain relatively constant as a percentage of net sales.

     Research and development (R&D) expense grew 48.5% to $.8 million or 7.3%
of net sales in the three months ended June 30, 1997, from $.5 million or 7.0% of net sales in the three months ended June 30, 1996. The increase in R&D reflects Management's commitment to new product development and existing product enhancement. Management anticipates that the dollar amount of research and development expenses will increase and the percentage of net sales to increase slightly.

     As a result of the factors discussed above, operating income increased 39.9% to $2.2 million (20.1% of net sales) in the three months ended June 30, 1997, from $1.5 million (20.8% of net sales) in the three months ended June 30, 1996.

     Other income increased 25.3% to $.5 million (4.6% of net sales) in the three months ended June 30, 1997, compared to $.4 million in the three months ended June 30, 1996. The increase is attributed to realized gains on investments in equities as well as an increase in the amount of funds invested.

     Net income increased 38.4% to $1.7 million (15.9% of net sales) in the three months ended June 30, 1997, from $1.2 million (16.6% of net sales) in the three months ended June 30, 1996, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of June 30, 1997, the Company had an available line of credit of $2.5 million with no outstanding borrowings. The Company renegotiated an increase in the line of credit as of July 1, 1997, to $5.0 million at the bank's prime rate.

     The Company's working capital position improved from $42,416,140 as of March 31, 1997 to $44,104,574 as of June 30, 1997 (adjusted to include $2,196,218 and $2,355,590 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the quarter ended June 30, 1997.

     Cash provided from operating activities decreased from approximately $2.0 million for the three months ended June 30, 1996 to $1.0 million for the three months ended June 30, 1997. This net decrease was caused by the offsetting effect of increases in net income, accounts receivable, inventory and accounts payable. The increase in net income and accounts receivable is attributed to the increase in sales. The increase in inventory is attributed to the overall anticipated demand for new products introduced in the products mix. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain. The increase in accounts payable relates directly to the increase in inventory.

     Capital expenditures totaled $.3 million in the first three months of Fiscal 1997. The capital expenditures were used to purchase equipment for the Company and the Subsidiary.

     The Company began construction of a new facility in Hunstville, Alabama during the first quarter of Fiscal 1998 on land purchased in the prior fiscal year. The new facility will contain approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the fourth quarter of Fiscal 1998. The project is expected to cost aproximately $6.5 million. Expenditures relating to the construction of the facility were minimal during the first quarter of Fiscal 1998.

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

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact has not been and is not anticipated to be material to its financial position or its results of operations in any given year.

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


                                        CYBEX COMPUTER PRODUCTS CORPORATION



                                        /s/ Doyle C. Weeks
                                        ---------------------------------------
                                        Doyle C. Weeks
                                        Senior Vice President - Finance and
                                        Chief Financial Officer and Treasurer


Date:  August 12, 1997

                                INDEX OF EXHIBITS

EXHIBIT NO.   DESCRIPTION                                              PAGE NO.
-----------   -----------                                             --------
  11          Statement Regarding Computation of Per Share Earnings     14

  27          Financial Data Schedule (For SEC use only)