Form 10-Q
period 1997-09-30
CYBEX COMPUTER PRODUCTS CORP
filed 1997-11-13
CIK 946360

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

         (MARK ONE)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         -----        THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         -----        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

   AS OF NOVEMBER 12, 1997, 5,440,383 SHARES OF THE REGISTRANT'S COMMON STOCK
                       $.001 PAR VALUE, WERE OUTSTANDING.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I    -   FINANCIAL INFORMATION
              Item 1.   Financial Statements:

                        Condensed Consolidated Balance Sheets as of March 31, 1997 and
                        September 30, 1997 ..............................................              3

                        Condensed Consolidated Statements of Income for the three and six
                        months ended  September 30, 1996 and 1997 .......................              4

                        Condensed Consolidated Statements of Cash Flows for the six
                        months ended September 30, 1996 and 1997 ........................              5

                        Notes to Condensed Consolidated Financial Statements ............              6

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations .......................................              7


PART II   -   OTHER INFORMATION


              Item 6.   Exhibits ........................................................             13



              SIGNATURES ................................................................             14

              INDEX OF EXHIBITS .........................................................             15

ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,  SEPTEMBER 30,
                                                                             1997         1997
                                                                           ---------  -------------
                                 ASSETS                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents .........................................   $ 2,424,385   $ 8,666,064
  Short-term investments ............................................    38,688,836    25,816,297
  Accounts receivable- trade, less allowance for doubtful accounts of
    $350,837 and $461,277, respectively .............................     5,409,706     7,035,553
    Inventories .....................................................     3,835,356     4,637,680
  Other current assets ..............................................       698,163       585,313
                                                                        -----------   -----------
  Deferred income taxes .............................................       623,000       623,000
             Total current assets ...................................    51,679,446    47,363,907
Investments .........................................................     2,196,218     2,453,576
Property and equipment, net of accumulated depreciation .............     2,422,292     2,931,460
Other assets ........................................................       228,757       232,956
                                                                        -----------   -----------
                                                                        $56,526,713   $52,981,899
                                                                        ===========   ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable ......................................................   $ 8,000,000
  Accounts payable and accrued expenses .............................     2,151,371   $ 2,421,773
  Income taxes payable ..............................................       158,734       230,769
  Other current liabilities .........................................     1,149,419     1,498,855
                                                                        -----------   -----------
              Total current liabilities .............................    11,459,524     4,151,397
Deferred income taxes ...............................................        80,000        80,000
                                                                        -----------   -----------
              Total liabilities .....................................    11,539,524     4,231,397
Shareholders' equity:
  Preferred stock, par value $.001 per share;  5,000,000 shares authorized;  no shares issued ...................................
  Common stock, par value $.001 per share;  25,000,000 shares authorized;  March 31,  1997 -- 6,090,508 shares issued,
   5,429,383 shares outstanding;  September 30,  1997 -- 6,101,508
   shares issued,  5,440,383  shares outstanding....................          6,091         6,102
Additional paid in capital ..........................................    34,119,697    34,166,356
Unrealized loss on investments ......................................       (77,669)           --
Retained earnings ...................................................    16,209,614    19,848,588
Treasury stock, at cost;  661,125 shares ............................    (5,270,544)   (5,270,544)
                                                                        -----------   -----------
                Total shareholders' equity ..........................    44,987,189    48,750,502
                                                                        -----------   -----------
                                                                        $56,526,713   $52,981,899
                                                                        ===========   ===========

            See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1996          1997          1996          1997
                                                  ----          ----          ----          ----
Net sales ..................................   $8,050,329   $11,267,460   $15,478,242   $21,962,154

Cost of sales ..............................    3,771,377     5,344,454     7,257,956    10,393,375
                                               ----------   -----------   -----------   -----------

    Gross profit ...........................    4,278,952     5,923,006     8,220,286    11,568,779

Selling, general and administrative expenses    1,936,797     2,740,046     3,812,591     5,452,069

Research and development expenses ..........      501,896       794,268     1,024,382     1,568,980
                                               ----------   -----------   -----------   -----------

    Operating income .......................    1,840,259     2,388,692     3,383,313     4,547,730

Interest income ............................      469,731       597,858       857,034     1,083,244
                                               ----------   -----------   -----------   -----------

    Income before provision for income taxes    2,309,990     2,986,550     4,240,347     5,630,974
    Provision for income taxes .............      837,000     1,050,000     1,537,000     1,992,000
                                               ----------   -----------   -----------   -----------

  Net income ...............................   $1,472,990   $ 1,936,550   $ 2,703,347   $ 3,638,974
                                               ==========   ===========   ===========   ===========


Net income per common and common
  equivalent share .........................   $      .26   $       .34   $       .48   $       .65
                                               ==========   ===========   ===========   ===========

 Weighted average common and common
  equivalent shares outstanding:
    Primary ................................    5,620,613     5,621,711     5,620,337     5,579,159
                                               ==========   ===========   ===========   ===========

    Fully Diluted ..........................    5,620,613     5,641,323     5,620,337     5,635,569
                                               ==========   ===========   ===========   ===========


            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1996          1997
                                                                            ----          ----
Cash flows from operating activities:
  Net income ........................................................   $ 2,703,347   $ 3,638,974
  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                            149,459       249,195
    Amortization of discount on investments .........................      (585,546)     (706,986)
    Provision for losses on accounts receivable .....................        34,023       226,000
    Gain on sale of investments .....................................       (55,835)     (203,742)
       Changes in operating assets and liabilities:
      Accounts receivable- trade ....................................    (1,104,730)   (1,851,849)
      Inventories                                                           332,017      (802,324)
      Accounts payable and accrued expenses .........................       269,855       270,402
      Other .........................................................      (190,269)      458,087
      Income taxes payable ..........................................       137,000        72,035
                                                                        -----------   -----------
   Net cash provided by  operating activities .......................     1,689,321     1,349,792

Cash flows from investing activities:
  Purchases of property and equipment ...............................      (821,680)     (758,361)
  Purchases of investments available for sale .......................   (33,197,752)  (18,803,969)
  Proceeds from the sale of investments .............................       874,334     3,758,547
  Proceeds from maturities of investments ...........................    39,189,514    28,649,000
                                                                        -----------   -----------
   Net cash provided by investing activities                              6,044,416    12,845,217

Cash flows from financing activities:
  Repayment of note payable .........................................    (5,000,000)   (8,000,000)
  Proceeds from issuance of common stock ............................                      46,670
                                                                        -----------   -----------
    Net cash (used in) financing activities..........................    (5,000,000)   (7,953,330)
                                                                        -----------   -----------

  Net increase  in cash and cash equivalents ........................     2,733,737     6,241,679
Cash and cash equivalents, beginning of period ......................       862,878     2,424,385
                                                                        -----------   -----------
Cash and cash equivalents, end of period ............................   $ 3,596,615   $ 8,666,064
                                                                        ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..........................   $     8,021   $    13,216
                                                                        ===========   ===========

  Cash paid during the period for  taxes ............................   $ 1,400,000   $ 1,960,000
                                                                        ===========   ===========




            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended September 30, 1997 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1997 included in the Company's Form 10-K filed June 25, 1997. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The March 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

          At March 31, 1997 and September 30, 1997, inventories consisted of the following:

                                                                          March 31,    September 30,
                                                                             1997         1997
                                                                        -----------   --------------
Raw materials .......................................................   $ 2,358,877   $ 3,399,855
Work in process .....................................................       888,089       645,315
Finished goods ......................................................       588,390       592,510
                                                                        -----------   -----------
                                                                        $ 3,835,356   $ 4,637,680
                                                                        ===========   ===========

3.   LINE OF CREDIT

          The Company renegotiated its line of credit on July 1, 1997, to provide borrowings of up to $5.0 million at the bank's prime rate. The line of credit expires July 1, 1998. There were no borrowings outstanding under the Company's line of credit as of September 30, 1997.

4. STOCK OPTIONS

          The Company issued 7,500 options to purchase shares of common stock on July 15, 1997 to the outside members of the Board of Directors under the 1995 Outside Directors Stock Option Plan at the market price as of the effective date. Also, 6,000 options to purchase shares of common stock were exercised during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for fiscal year ended March 31, 1997 filed on June 25, 1997.

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation (DEC), IBM, and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xPTM/1xPTM, which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView CommanderTM, introduced in mid Fiscal 1997, utilizes a cost reduced design, which was the basis for the following KVM Switch Product introductions:
AutoView CommanderTM, Personal CommanderTM II, Autoboot CommanderTM II, a six-port switch for original equipment manufacturers (OEM), Duette CommanderTM, AutoView Pro and QuickSwitch CommanderTM. The Company introduced SwitchViewTM, a two and four port KVM Switch Product, in October, 1997, the Company's first product designed for the retail channel of distribution. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's family of KVM extension products ("KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. The latest version of the PC ExtenderTM SNAP, introduced in late Fiscal 1997, reduces cabling costs by half and utilizes standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

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

     The Company expanded its marketing strategy to include the retail channel of distribution with the introduction of SwitchViewTM , which targets the desktop market. SwitchViewTM was designed to address the high volume sales channels and is the Company's first product packaged for the retail market. The Company is the only KVM Switch Product manufacturer offering products ranging from the entry level PC single user switch to multi-user, multiplatform switches that can control thousands of computers in data centers and server farms.

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

     The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 23% of the Company's total sales for the six months ended September 30, 1997, and 21% and 20% of the Company's total sales in Fiscal 1997 and Fiscal 1996, respectively. All international sales are made in U.S. dollars.


RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:

                                                      THREE MONTHS                   SIX MONTHS
                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 ----------------------        -----------------------
                                                   1996           1997           1996           1997
                                                   ----           ----           ----           ----
Net sales ....................................     100.0%         100.0%         100.0%         100.0%
  Cost of sales ..............................      46.8           47.4           46.9           47.3
                                                 -------        -------        -------        -------
Gross profit .................................      53.2           52.6           53.1           52.7
  Research and development expenses ..........       6.2            7.1            6.6            7.2
  Selling, general and administrative expenses      24.1           24.3           24.6           24.8
                                                 -------        -------        -------        -------
Operating income .............................      22.9           21.2           21.9           20.7
  Interest income ............................       5.8            5.3            5.5            4.9
                                                 -------        -------        -------        -------
Income before income taxes ...................      28.7           26.5           27.4           25.6
  Provision for income taxes .................      10.4            9.3            9.9            9.0
                                                 -------        -------        -------        -------
Net income ...................................      18.3%          17.2%          17.5%          16.6%
                                                 =======        =======        =======        =======


Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     Net sales increased 40.0% to $11.3 million in the three months ended September 30, 1997 from $8.1 million in the three months ended September 30, 1996. The net sales increase resulted from increased sales volume to existing customers and from an increase in sales volume to new customers of the Company's KVM Switch Products and

Extension Products. Sales of KVM Switch Products increased 41.4% to $9.4 million in the three months ended September 30, 1997 from $6.6 million in the three months ended September 30, 1996, primarily due to sales growth of the high-end Switch segment of products including the Auotboot Commander 4xPTM/1xPTM and also sales of the Autoview CommanderTM and other products based on its cost reduced design. Sales of KVM Extension Products increased 31.1% to $1.6 million in the three months ended September 30, 1997 from $1.2 million in the three months ended September 30, 1996. The PC ExtenderTM Snap and the PC Plus line were primarily responsible for the growth in KVM Extension Product sales.

     As a percentage of net sales, the Company's KVM Switch Products increased to 83.2% from 82.4% and KVM Extension Products declined to 14.3% from 15.3% during the same period in Fiscal 1997. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 88.2% to $2.5 million in the three months ended September 30, 1997 from $1.3 million in the three months ended September 30, 1996 and accounted for 22.6% of total revenues. Sales to customers in Europe increased 52.0% in the three months ended September 30, 1997 from the three months ended September 30, 1996 and represented approximately 12% of total revenues for the quarter. All European shipments for the quarter were made from the Company's subsidiary in Shannon, Ireland, Cybex Europe Ltd. (the Subsidiary).

     Gross profit increased 38.4% to $5.9 million in the three months ended September 30, 1997, from $4.3 million in the three months ended September 30, 1996. Gross profit as a percentage of net sales declined slightly to 52.6% from 53.2% during the same period in Fiscal 1997. Although down slightly as a percentage of net sales from the prior year quarter due to increased volume of overall lower margin product in the mix, gross profits have remained strong over the last three preceding quarters reflecting volume increases of the Autoview line which is designed for strong margin retention although discounted for volume distributions. The gross margin also reflects the absence of Ireland startup costs and reduced incremental costs associated with the Subsidiary.

     Selling, general and administrative (SG&A) expenses increased 41.5% to $2.7 million (24.3% of net sales) in the three months ended September 30, 1997, from $1.9 million (24.1% of net sales) in the three months ended September 30, 1996. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for the Subsidiary. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to continue to remain relatively constant as a percentage of net sales.

      Research and development (R&D) expense grew 58.5% to $.8 million or 7.1% of net sales in the three months ended September 30, 1997, from $.5 million or 6.2% of net sales in the three months ended September 30, 1996. The increase in R&D reflects Management's commitment to new product development and existing product enhancement. Management anticipates that the dollar amount of research and development expenses will increase and the percentage of net sales to increase slightly.

     As a result of the factors discussed above, operating income increased 29.8% to $2.4 million (21.2% of net sales) in the three months ended September 30, 1997, from $1.8 million (22.9% of net sales) in the three months ended September 30, 1996.

     Other income increased 27.3% to $.6 million (5.3% of net sales) in the three months ended September 30, 1997, compared to $.5 million in the three months ended September 30, 1996. The increase is attributed to realized gains on investments in equities as well as an increase in the amount of funds invested.

     Net income increased 31.5% to $1.9 million (17.2% of net sales) in the three months ended September 30, 1997, from $1.5 million (18.3% of net sales) in the three months ended September 30, 1996, as a result of the factors discussed above.

Six Months Ended September 30, 1997 Compared to the Six Months Ended September 30, 1996.

     Net sales increased 41.9% to $22.0 million for the six months ended September 30, 1997. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 46.7% to $18.5 million in the six months ended September 30, 1997 from $12.6 million in the six months ended September 30, 1996. Sales of KVM Extension Products increased 21.3% to $3.0 million in the six months ended September 30, 1997 from $2.5 million in the six months ended September 30, 1996 primarily due to increases in sales of PC ExtenderTM SNAP and PC Plus Products. As a percentage of net sales, the Company's KVM Switch Products increased to 84.3% from 81.4% and KVM Extension Products declined to 13.6% from 16.0% during the same period. International sales increased 63.3% to $5.0 million or 22.8% of net sales in the six months ended September 30, 1997 as compared to $3.0 million or 20.0% of net sales in the six months ended September 30, 1996.

     Gross profit increased 40.7% to $11.6 million in the six months ended September 30, 1997 from $8.2 million in the six months ended September 30, 1996. Gross profit as a percent of net sales decreased to 52.7% from 53.1% during the same period. Although down slightly as a percentage of net sales from the prior year period due to increased volume of overall lower margin product in the mix, gross profits have remained strong over the last three preceding quarters reflecting volume increases of the Autoview line which is designed for strong margin retention although discounted for volume distributions. The gross margin also reflects the absence of Ireland startup costs and reduced incremental costs associated with the Subsidiary.

     Selling, general and administrative expenses increased 43.0% to $5.5 million or 24.8% of net sales in the six months ended September 30, 1997 from $3.8 million or 24.6% of net sales in the six months ended September 30, 1996. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for the Subsidiary.

     Research and development expense was $1.6 million or 7.2% of net sales in the six months ended September 30, 1997 as compared to $1.0 million or 6.6% of net sales for the six months ended September 30, 1996. The increase in R&D reflects Management's commitment to new product development and existing product enhancement. Management anticipates that the dollar amount of research and development expenses will increase and the percentage of net sales to increase slightly.

     As a result of the factors discussed above, operating income increased 34.4% to $4.5 million or 20.7% of net sales for the six months ended September 30, 1997 as compared to $3.4 million or 21.9% of net sales for the six months ended September 30, 1996.

     Interest income increased to $1.1 million or 4.9% of net sales in the six months ended September 30, 1997 from $.9 million or 5.5% of net sales in the six months ended September 30, 1996. The increase is attributed to realized gains on investments in equities as well as an increase in the amount of funds invested.

     Net income increased 34.6% to $3.6 million or 16.6% of net sales for the six months ended September 30, 1997 from $2.7 million or 17.5% of net sales for the six months ended September 30, 1996 due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of September 30, 1997, the Company had an available line of credit of $5 million with no outstanding borrowings. The Company negotiated an increase in the line of credit as of July 1, 1997 from $2.5 million at the bank's prime rate.

     The Company's working capital position improved from $42,416,140 as of March 31, 1997 to $45,666,086 as of September 30, 1997 (adjusted to include $2,196,218 and $2,453,576 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the six months ended September 30, 1997.

     Cash provided from operating activities decreased from approximately $1.7 million for the six months ended September 30, 1996 to $1.3 million for the six months ended September 30, 1997. This net decrease was caused by the offsetting effect of increases in net income, accounts receivable, inventory and accounts payable. The increase in net income and accounts receivable is attributed to the increase in sales. The increase in inventory is attributed to the overall anticipated demand for new products introduced in the products mix, as well as additional inventory levels at the Subsidiary. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain. The increase in accounts payable relates directly to the increase in inventory.

     Capital expenditures totaled $.8 million in the first six months of Fiscal 1997. Capital expenditures related primarily to the construction of the new building for the Huntsville facility. The remaining capital expenditures were used to purchase equipment for the Company and the Subsidiary.

     The Company began construction of a new facility in Hunstville, Alabama during the first quarter of Fiscal 1998 on land purchased in fiscal year 1997. The new facility will contain approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the first quarter of Fiscal 1999. The project is expected to cost aproximately $6.5 million.

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

                           PART II - OTHER INFORMATION



Item 6.   Exhibits

              (a) The following exhibits are being filed with this report:

                           Exhibit No.      Description
                           -----------      ------------

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


                                    CYBEX COMPUTER PRODUCTS CORPORATION



                                    /s/ Doyle C. Weeks
                                    -------------------------------------
                                    Doyle C. Weeks
                                    Senior Vice President - Finance and
                                    Chief Financial Officer and Treasurer


Date:  November 12, 1997

                                INDEX OF EXHIBITS

EXHIBIT NO.     DESCRIPTION                                               PAGE NO.
----------      -----------                                               --------
    11          Statement Regarding Computation of Per Share Earnings        16

    27          Financial Data Schedule (For SEC use only)