Form 10-Q
period 1997-12-31
CYBEX COMPUTER PRODUCTS CORP
filed 1998-02-17
CIK 946360

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

                      FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       ------         THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM __________ TO __________

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

   AS OF FEBRUARY 17, 1998, 5,486,781 SHARES OF THE REGISTRANT'S COMMON STOCK
                      $.001 PAR VALUE, WERE OUTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                               DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                                                          PAGE
Part I    -   FINANCIAL INFORMATION                                                                     NUMBER
                                                                                                        ------
              Item 1.      Financial Statements:

                           Condensed Consolidated Balance Sheets as of March 31, 1997 and
                           December 31, 1997  ....................................................        3

                           Condensed Consolidated Statements of Operations for the three and nine
                           months ended  December 31, 1996 and 1997 ..............................        4

                           Condensed Consolidated Statements of Cash Flows for the nine
                           months ended December 31, 1996 and 1997 ...............................        5

                           Notes to Condensed Consolidated Financial Statements ..................        6

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .............................................        8


Part II   -   OTHER INFORMATION


              Item 6.   Exhibits .................................................................       14




              SIGNATURES .........................................................................       15

              INDEX OF EXHIBITS ..................................................................       16

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,       DECEMBER 31,
                                                                             1997             1997
                                                                           ---------       -----------
                                                                                           (UNAUDITED)
                                                     ASSETS

Current assets:
  Cash and cash equivalents..............................................  $ 2,424,385     $11,570,553
  Short-term investments ................................................   38,688,836      14,509,719
  Accounts receivable- trade, less allowance for doubtful accounts
    of $350,837 and $578,316, respectively ..............................    5,409,706       8,731,246
  Inventories  ..........................................................    3,835,356       6,503,389
  Other current assets ..................................................      698,163         644,867
  Deferred income taxes  ................................................      623,000         623,000
                                                                           -----------     -----------
             Total current assets  ......................................   51,679,446      42,582,774
Investments .............................................................    2,196,218       2,638,626
Property and equipment, net of accumulated depreciation .................    2,422,292       5,078,208
Intangibles  ............................................................           --       3,706,435
Other assets  ...........................................................      228,757         391,595
                                                                           -----------     -----------
                                                                           $56,526,713     $54,397,638
                                                                           ===========     ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable  .........................................................  $ 8,000,000
  Accounts payable and accrued expenses..................................    2,151,371     $ 3,859,749
  Income taxes payable  .................................................      158,734         594,714
  Other current liabilities .............................................    1,149,419       3,771,887
                                                                           -----------     -----------
              Total current liabilities .................................   11,459,524       8,226,350
Deferred income taxes ...................................................       80,000          80,000
                                                                           -----------     -----------
              Total liabilities .........................................   11,539,524       8,306,350
                                                                           -----------     -----------
Shareholders' equity:
  Preferred stock, par value $.001 per share;  5,000,000 shares authorized;  no shares issued .......................................
  Common stock, par value $.001 per share;  25,000,000 shares authorized;  March 31,  1997 -- 6,090,508 shares issued,
   5,429,383 shares outstanding;  December 31,  1997 -- 6,101,508
   shares issued,  5,440,383  shares outstanding...........................       6,091          6,102
 Additional paid in capital ...............................................  34,119,697     34,166,356
 Unrealized loss on investments ...........................................     (77,669)            --
 Retained earnings  .......................................................  16,209,614     17,189,374
 Treasury stock, at cost;  661,125 shares .................................  (5,270,544)    (5,270,544)
                                                                            -----------    -----------
                 Total shareholders' equity ...............................  44,987,189     46,091,288
                                                                            -----------    -----------
                                                                            $56,526,713    $54,397,638
                                                                            ===========    ===========

           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            DECEMBER 31,                    DECEMBER 31,
                                                                      1996             1997             1996           1997
                                                                      ----             ----             ----           ----
Net sales  ......................................................   $8,916,858     $12,537,289      $24,395,100   $34,499,443

Cost of sales  ..................................................    4,221,921       5,969,949       11,479,877    16,363,324
                                                                    ----------     -----------      -----------   -----------

    Gross profit  ...............................................    4,694,937       6,567,340       12,915,223    18,136,119

Selling, general and administrative expenses                         2,214,989       3,146,537        6,027,580     8,598,606

Research and development expenses  ..............................      634,025         735,195        1,658,407     2,304,175

Acquired research and development  ..............................           --       4,705,000               --     4,705,000
                                                                    ----------     -----------      -----------   -----------

    Operating income (loss) .....................................    1,845,923      (2,019,392)       5,229,236     2,528,338

Other income  ...................................................      560,328         440,179        1,417,363     1,523,423
                                                                    ----------     -----------      -----------   -----------

    Income (loss) before provision for
      income taxes  .............................................    2,406,251      (1,579,213)       6,646,599     4,051,761
Provision for income taxes  .....................................      873,000       1,080,000        2,410,000     3,072,000
                                                                    ----------     -----------      -----------   -----------


  Net income (loss) .............................................   $1,533,251     $(2,659,213)     $ 4,236,599   $   979,761
                                                                    ==========     ===========      ===========   ===========

Net income (loss) per common and common
    equivalent share :
     Basic ......................................................   $      .28     $      (.49)     $       .77   $       .18
                                                                    ==========     ===========      ===========   ===========

     Diluted  ...................................................   $      .27     $      (.49)     $       .75   $       .18
                                                                    ==========     ===========      ===========   ===========

Weighted average common and common equivalent shares outstanding:
     Basic   ....................................................    5,491,523       5,440,383        5,500,081     5,437,179
                                                                    ==========     ===========      ===========   ===========

     Diluted   ..................................................    5,602,126       5,440,383        5,611,969     5,600,371
                                                                    ==========     ===========      ===========   ===========


            See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          NINE  MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                     1996                   1997
                                                                                     ----                   ----
Cash flows from operating activities:
  Net income ................................................                   $  4,236,599            $    979,761
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ............................................                        238,074                 389,162
Amortization of discount on investments .....................                       (852,138)               (993,433)
    Provision for losses on accounts receivable .............                        170,795                 353,000
    Gain on sale of investments .............................                       (206,874)               (214,641)
    Acquired research and development .......................                           --                 4,705,000
      Changes in operating assets and liabilities:
      Accounts receivable- trade ............................                       (680,097)             (3,040,125)
      Inventories ...........................................                        (81,731)             (1,281,978)
      Accounts payable and accrued expenses .................                        701,321               2,409,050
      Other .................................................                       (171,358)                (30,472)
      Income taxes payable ..................................                        160,000                 112,000
                                                                                ------------            ------------
    Net cash provided by operating activities ...............                      3,514,591               3,387,324


Cash flows from investing activities:
  Purchase of subsidiary, net of cash received ..............                           --                (8,663,273)
  Purchases of property and equipment .......................                     (1,253,408)             (2,647,004)
  Purchases of investments available for sale ...............                    (45,543,784)            (23,172,255)
  Proceeds from the sale of investments .....................                      3,185,468              11,059,706
  Proceeds from maturities of investments ...................                     49,213,658              37,135,000
                                                                                ------------            ------------
    Net cash provided by investing activities ...............                      5,601,934              13,712,174


Cash flows from financing activities:
  Repayment of note payable .................................                     (5,000,000)             (8,000,000)
  Proceeds from issuance of common stock ....................                                                 46,670
  Purchase of  treasury stock ...............................                       (764,775)
                                                                                ------------            ------------
    Net cash used in financing activities .................                       (5,764,775)             (7,953,330)
                                                                                ------------            ------------

  Net increase  in cash and cash equivalents ................                      3,351,750               9,146,168
Cash and cash equivalents, beginning of period ..............                        862,878               2,424,385
                                                                                ------------            ------------
Cash and cash equivalents, end of period ....................                   $  4,214,628            $ 11,570,553
                                                                                ============            ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................                   $      8,021            $     13,216
                                                                                ============            ============

  Cash paid during the period for  taxes ....................                   $  2,250,000            $  2,960,000
                                                                                ============            ============

            See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended December 31, 1997 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1997 included in the Company's Form 10-K filed June 25, 1997. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The March 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


2. ACQUISITION OF ELSNER COMPUTERTECHNIK GMBH

          On December 31, 1997, Cybex Europe, Ltd., an Irish limited liability company ("Cybex Europe"), acquired Elsner Computertechnik GmbH. ("Elsner") and PolyCon Data Systems GmbH. ("PolyCon"), both privately held companies located in Steinhagen, Germany, pursuant to a Purchase and Sale Agreement dated December 31, 1997 between the Company, Cybex Europe and Edgar and Stephanie Elsner for a combined purchase price of approximately $8.8 million including acquisition related expenditures. The closing of the acquisition occurred on December 31, 1997. The acquisition was accounted for using the purchase method of accounting.

          In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses have been capitalized, and the remaining $4.7 million of acquired research and development have been expensed as a one-time charge on December 31, 1997. The acquisition of Elsner and PolyCon was funded by Cybex Europe from its available cash.

          Following is a summary of cash and noncash assets acquired, liabilities assumed, and consideration paid based on the Company's preliminary allocation of the purchase price:

          Fair value of assets acquired:
            Cash and cash equivalents         $  153,000
            Accounts receivable                  634,000
            Inventory                          1,386,000
            Other assets                          79,000
            Property and equipment               398,000
            Trademarks                           806,000
            Acquired research and development  4,705,000
            Goodwill and acquisition costs     2,873,000
                                              ----------

          Fair value of liabilities assumed:
            Accounts payable                   1,524,000
            Other liabilities                    694,000
                                              ----------

          Cash paid                           $8,816,000
                                              ==========


          As indicated above, the acquired research and development costs were expensed on the date of acquisition. The trademarks will be amortized over a fifteen year period and the goodwill will be amortized over an eight year period.


3.   LINE OF CREDIT

          The Company renegotiated its line of credit on July 1, 1997, to provide borrowings of up to $5.0 million at the bank's prime rate. The line of credit expires July 1, 1998. There were no borrowings outstanding under the Company's line of credit as of December 31, 1997.

          The Company's newly acquired subsidiary, Elsner, had borrowings of approximately $775,000 under its $2.5 million line of credit as of December 31, 1997. These borrowings were repaid during February, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for fiscal year ended March 31, 1997 filed on June 25, 1997 and the Company's Form 8-K filed on January 14, 1998.

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation (DEC), IBM, and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xP(TM)/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced design, which was the basis for the following KVM Switch Product introductions:
AutoView Commander(TM), Personal Commander(TM) II, Autoboot Commander(TM) II, a six-port switch for original equipment manufacturers (OEM), Duette Commander(TM), AutoView Pro and QuickSwitch Commander(TM). The Company introduced SwitchView(TM), a two and four port KVM Switch Product, in October, 1997, the Company's first product designed for the retail channel of distribution. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

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

     The Company evaluates its product line and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts. Consistent with this philosophy, the Company completed its acquisition of Elsner Computertechnik GmbH (Elsner) and PolyCon Data Systems GmbH (PolyCon) on December 31, 1997 discussed later herein. The acquisition of Elsner and PolyCon results in additional intellectual property that will be leveraged to expand the Company's products and an existing product line which includes high-end console switching solutions for mid- and large-scale networks. This acquisition is consistent with the Company's expansion of its operations in Europe and provides several new customer relationships and distribution channels.

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

     The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market and the worldwide catalog market. During late Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. This broadened channel distribution strategy has expanded the Company's distribution channels and increased its market share. The Company also began distribution of its branded products with a major distributor in the second quarter of fiscal 1998. This relationship broadens the Company's channels of distribution of its products and is expected to increase market share.

     The Company expanded its marketing strategy to include the retail channel of distribution with the introduction of SwitchView(TM), which targets the desktop market. SwitchView(TM) was designed to address the high volume sales channels and is the Company's first product packaged for the retail market. The Company is the only KVM Switch Product manufacturer offering products ranging from the entry level PC single user switch to multi-user, multiplatform switches that can control thousands of computers in data centers and server farms.

     The Company contracts with third parties to provide completed subassemblies of its products. The Company also outsources entire products (turnkey) for certain stable high volume products. The Company believes that outsourcing manufacturing generally enables the Company to control product costs more effectively.

     The Company continually evaluates new product opportunities and engages in substantial research and product development efforts. The Company expenses all product research and development costs as incurred. Additionally, the Company also incurs substantial expenses related to advertising and participation in trade shows, and incentive programs for customers based on sales levels.

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

     The Company believes that increasing its international sales will be an important aspect of future revenue growth. International sales comprised 22% of the Company's total sales for the nine months ended December 31, 1997, and 21% and 20% of the Company's total sales in Fiscal 1997 and Fiscal 1996, respectively. All international sales are made in U.S. dollars.

      On December 31, 1997 Cybex Europe, Ltd., an Irish limited liability company ("Cybex Europe") and wholly owned subsidiary of the Company, acquired Elsner Computertechnik GmbH. ("Elsner") and PolyCon Data Systems GmbH. ("PolyCon"), both privately held companies located in Steinhagen, Germany, pursuant to the terms and conditions of a Purchase and Sale Agreement dated December 30, 1997 between the Company, Cybex Europe and Edgar and Stephanie Elsner for a combined purchase price of $8,800,000 including acquisition related expenditures. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses have been capitalized, and the remaining $4,700,000 of acquired research and development have been expensed as a one-time charge on December 31, 1997. The acquisition of Elsner and Polycon was funded by Cybex Europe from its available cash.

     Elsner is a German manufacturer and marketer of high-end KVM switch products with sales for calendar year 1997 of approximately $8,400,000. PolyCon is the German sales and marketing company for Elsner's products. Mr. Edgar Elsner will be employed by Cybex Europe and will be responsible for overseeing the operations of Elsner and PolyCon. Mr. Elsner had no material relationship with the Company or Cybex Europe prior to the acquisition.

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the quarters ended indicated:


                                                                      THREE MONTHS             NINE MONTHS
                                                                     ENDED  DECEMBER 31,    ENDED  DECEMBER 31,
                                                                    --------------------    -------------------
                                                                       1996     1997         1996       1997
                                                                       ----     ----         ----       ----
Net sales.................................................             100.0%   100.0%       100.0%     100.0%
  Cost of sales...........................................              47.3     47.6         47.1       47.4
                                                                       -----    -----        -----      -----
Gross profit..............................................              52.7     52.4         52.9       52.6
  Research and development expenses.......................               7.1      5.9          6.8        6.7
  Selling, general and administrative expenses............              24.9     25.1         24.7       24.9
  Acquired research and development ......................                 0     37.5            0       13.7
                                                                           -    -----            -      -----
Operating income (loss)...................................              20.7    (16.1)        21.4        7.3
  Other  income ..........................................               6.3      3.5          5.8        4.4
                                                                       -----    -----        -----      -----
Income (loss) before income taxes.........................              27.0    (12.6)        27.2       11.7
  Provision for income taxes..............................               9.8      8.6          9.9        8.9
                                                                       -----    -----        -----      -----
Net income (loss)                                                       17.2%   (21.2)%       17.3%       2.8%
                                                                       =====    =====        =====      =====


Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

     Net sales increased 40.6% to $12.5 million in the three months ended December 31, 1997 from $8.9 million in the three months ended December 31, 1996. The net sales increase resulted from increased sales volume of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 45.3% to $10.9 million in the three months ended December 31, 1997 from $7.5 million in the three months ended December 31, 1996, primarily due to sales growth of the high-end Switch segment of products including the Autoboot Commander 4xP(TM)/1xP(TM) and also sales of the Autoview Commander(TM) and other products based on its cost reduced design. The SwitchView(TM) product, which was introduced during the third quarter of fiscal 1998, also contributed to the Switch segment's sales growth. Sales of KVM Extension Products increased 20.3% to $1.5 million in the three months ended December 31, 1997 from $1.2 million in the three months ended December 31, 1996. The PC Extender(TM) Snap and the PC Plus line were primarily responsible for the growth in KVM Extension Product sales.

     As a percentage of net sales, the Company's KVM Switch Products increased to 86.7% from 83.9% and KVM Extension Products declined to 11.7% from 13.7% during the same period in Fiscal 1997. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 32.0% to $2.6 million in the three months ended December 31, 1997 from $1.9 million in the three months ended December 31, 1996 and accounted for 20.7% of total revenues. Sales to customers in Europe increased 42.4% in the three months ended December 31, 1997 from the three months ended December 31, 1996 and represented approximately 13% of total revenues for the quarter.

     Gross profit increased 39.9% to $6.6 million in the three months ended December 31, 1997, from $4.7 million in the three months ended December 31, 1996. Gross profit as a percentage of net sales declined slightly to 52.4% from 52.7% during the same period in Fiscal 1997. Although down slightly as a percentage of net sales from the same quarter in the prior year due primarily to product mix, gross profits have remained strong over the last four preceding quarters, reflecting volume increases of the Autoview line which is designed for strong margin retention although discounted for volume distributions.

     Selling, general and administrative (SG&A) expenses increased 42.1% to $3.1 million (25.1% of net sales) in the three months ended December 31, 1997, from $2.2 million (24.9% of net sales) in the three months ended December 31, 1996. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for the Subsidiary. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to continue to remain relatively constant as a percentage of net sales.

      Research and development (R&D) expense grew 16.0% to $.7 million or 5.9% of net sales in the three months ended December 31, 1997, from $.6 million or 7.1% of net sales in the three months ended December 31, 1996. The increase in dollars spent for R&D reflects Management's commitment to new product development and existing product enhancement. Management anticipates that the dollar amount of research and development expenses will continue to increase.

     As a result of the factors discussed above, operating income before the one-time write-off of $4,705,000 related to the Elsner acquisition, increased 45.5% to $2.7 million (21.4% of net sales) in the three months ended December 31, 1997, from $1.8 million (20.7% of net sales) in the three months ended December 31, 1996.

     Other income decreased 21.4% to $.4 million (3.5% of net sales) in the three months ended December 31, 1997, compared to $.6 million in the three months ended December 31, 1996. The decrease is attributed to the decrease in realized gains on investments in equities between the periods. Also, funds available to invest decreased as a direct result of progress payments made for the construction of the new facility in Huntsville.

     Net income, before the one-time write-off related to the Elsner acquisition, increased 33.5% to $2.0 million (16.3% of net sales) in the three months ended December 31, 1997, from $1.5 million (17.2% of net sales) in the three months ended December 31, 1996, as a result of the factors discussed above.


Nine Months Ended December 31, 1997 Compared to the Nine Months Ended December 31, 1996.

     Net sales increased 41.4% to $34.5 million for the nine months ended December 31, 1997. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 46.6% to $29.3 million in the nine months ended December 31, 1997 from $20.1 million in the nine months ended December 31, 1996. Sales of KVM Extension Products increased 21.1% to $4.5 million in the nine months ended December 31, 1997 from $3.7 million in the nine months ended December 31, 1996 primarily due to increases in sales of PC Extender(TM) SNAP and PC Plus Products. As a percentage of net sales, the Company's KVM Switch Products increased to 85.1% from 81.2% and KVM Extension Products declined to 12.9% from 15.1% during the same period. International sales increased 51.1% to $7.5 million or 22.0% of net sales in the nine months ended December 31, 1997 as compared to $5.0 million or 20.4% of net sales in the nine months ended December 31, 1996.

     Gross profit increased 42.8% to $18.1 million in the nine months ended December 31, 1997 from $12.9 million in the nine months ended December 31, 1996. Gross profit as a percent of net sales decreased to 52.6% from 52.9% during the same period due primarily to changes in the product mix. Gross margins also reflect volume increases of the Autoview line which is designed for strong margin retention although discounted for volume distributions.

     Selling, general and administrative expenses increased 42.6% to $8.6 million or 24.9% of net sales in the nine months ended December 31, 1997 from $6.0 million or 24.7% of net sales in the nine months ended December 31, 1996. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for Cybex Europe.

     Research and development expense was $2.3 million or 6.7% of net sales in the nine months ended December 31, 1997 as compared to $1.7 million or 6.8% of net sales for the nine months ended December 31, 1996. The increase in R&D dollars reflects Management's commitment to new product development and existing product enhancement. Management anticipates that the dollar amount of research and development expenses will increase and will increase slightly as a percentage of net sales.

     As a result of the factors discussed above, operating income before the one-time write-off of $4,705,000 related to the Elsner acquisition, increased 38.4% to $7.2 million or 21.0% of net sales for the nine months ended December 31, 1997 as compared to $5.2 million or 21.4% of net sales for the nine months ended December 31, 1996.

     Interest income increased to $1.5 million or 4.4% of net sales in the nine months ended December 31, 1997 from $1.4 million or 5.8% of net sales in the nine months ended December 31, 1996. The increase in dollars is primarily attributed to realized gains on investments in equities.

     Net income, before the one-time write-off of $4,705,000 related to the Elsner acquisition, increased 34.25% to $5.7 million or 16.5% of net sales for the nine months ended December 31, 1997 from $4.2 million or 17.3% of net sales for the nine months ended December 31, 1996 due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of December 31, 1997, the Company and it subsidiaries had an available line of credit of $7.5 million with approximately $775,000 outstanding at December 31, 1997. The amount outstanding was repaid in February, 1998.

    The Company's working capital position declined from $42,416,140 as of March 31, 1997 to $36,995,050 as of December 31, 1997 (adjusted to include $2,196,218 and $2,638,626 of long term-investments, respectively). This decline in the Company's working capital position was due primarily to the offsetting impact of increased earnings during the nine months ended December 31, 1997 and the acquisition of Elsner and PolyCon which is discussed in Footnote 2 of the notes to condensed consolidated financial statements.

     Cash provided from operating activities decreased from approximately $3.5 million for the nine months ended December 31, 1996 to $3.4 million for the nine months ended December 31, 1997. This net decrease was caused by the offsetting effect of a decrease in net income due to the one time noncash write-off of $4.7 million of acquired research and development associated with the acquisition and increases in accounts receivable, inventory and accounts payable. The increase in accounts receivable is attributed to the increase in sales. The increase in inventory is attributed to the overall anticipated demand for new products introduced in the products mix, as well as additional inventory levels at Cybex Europe. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain. The increase in accounts payable relates directly to the increase in inventory.

     Capital expenditures totaled $2.7 million in the first nine months of Fiscal 1998. Capital expenditures related primarily to the construction of the new building for the Huntsville facility. The remaining capital expenditures were used to purchase equipment for the Company and Cybex Europe.

       The Company began construction of a new facility in Hunstville, Alabama during the first quarter of Fiscal 1998 on land purchased in fiscal year 1997. The new facility will contain approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the second quarter of Fiscal 1999. The project is expected to cost aproximately $7.2 million.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

FINANCIAL ACCOUNTING DEVELOPMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No.128, which supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for interim periods and years ending after December 15, 1997, and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS No.128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS No. 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of income and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company adopted SFAS No. 128 in the quarter ended December 31, 1997.

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


                                        CYBEX COMPUTER PRODUCTS CORPORATION



                                        /s/ Doyle C. Weeks
                                        --------------------------------------
                                        Doyle C. Weeks
                                        Senior Vice President - Finance and
                                        Chief Financial Officer and Treasurer


Date:  February 17, 1998

                               INDEX OF EXHIBITS


EXHIBIT NO.            DESCRIPTION                                                        PAGE NO.
-----------            -----------                                                        --------
    11                 Statement Regarding Computation of Per Share Earnings                17

    27                 Financial Data Schedule (For SEC use only)