Form 10-K
period 1998-03-31
CYBEX COMPUTER PRODUCTS CORP
filed 1998-06-26
CIK 946360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------
                                    FORM 10-K
                                  ------------
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER: 000-26496

                       CYBEX COMPUTER PRODUCTS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
             ------------------------------------------------------


                 ALABAMA                                         63-0801728
       (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

  4912 RESEARCH DRIVE, HUNTSVILLE, ALABAMA                          35805
  (Address of Principal Executive Offices)                       (Zip Code)

                                  (205)430-4000
              (Registrant's Telephone Number, Including Area Code)

                    -----------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Cybex Computer Products Corporation as of June 19, 1998, was approximately $140,736,657.

     As of June 19, 1998, the number of shares of Cybex Computer Products Corporation Common Stock outstanding was 8,272,521.

                       DOCUMENTS INCORPORATED BY REFERENCE

          (1) Part III incorporates by reference portions of the Cybex Computer Products Corporation Proxy Statement for the fiscal year ended March 31, 1998 (to be filed with the Commission on or about July 14, 1998).

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
          ITEM 1.   BUSINESS.....................................................                      3
                    GENERAL......................................................                      3
                    RECENT DEVELOPMENTS..........................................                      3
                    THE INDUSTRY.................................................                      5
                    CYBEX SOLUTIONS..............................................                      5
                    BUSINESS STRATEGY............................................                      6
                    PRODUCTS.....................................................                      7
                    RESEARCH AND PRODUCT DEVELOPMENT.............................                      8
                    CUSTOMERS, SALES, AND MARKETING..............................                      9
                    CUSTOMER SERVICE AND SUPPORT.................................                      9
                    MANUFACTURING................................................                     10
                    TRADEMARK INFORMATION........................................                     10
                    COMPETITION..................................................                     10
                    EMPLOYEES....................................................                     10
                    RISK FACTORS.................................................                     11

          ITEM 2.   PROPERTIES...................................................                     15

          ITEM 3.   LEGAL PROCEEDINGS............................................                     15

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........                     15


PART II

          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SHAREHOLDER MATTERS..........................................                     16

          ITEM 6.   SELECTED FINANCIAL DATA......................................                     17

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..........................                     18

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK.........................................................                     23

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................                     23

          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE..........................                     23


PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........                     24

          ITEM 11.  EXECUTIVE COMPENSATION.......................................                     24

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT...................................................                     24

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............                     24


PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K..................................................                     25

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Cybex Computer Products Corporation (the "Company") develops, produces, and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products"), provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of separate KVM Peripherals can provide significant cost reductions including lower initial investment, reduced utility costs and space savings, as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM- compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, DEC and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications, or print servers ("Servers") operating within a local area network ("LAN"). The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    The Company's family of KVM extension products ("KVM Extension Products") (collectively with KVM Switch Products, "KVM Switch and Extension Products"), allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different keyboards, video monitors and mice. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

    The Company's products have benefited from the dramatic growth in the use of PCs and the accompanying growth in Servers. The Company's products solve many of the space management, security, and maintenance problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing PCs and Servers. All of the Company's KVM Switch and Extension Products utilize technology developed or enhanced by the Company that allows the boosting, splitting, switching and converting of KVM signals over distances greater than allowed by conventional computer hardware and cabling. Although the Company does not rely exclusively on patent protection, the Company seeks to protect its technology through patents and nondisclosure agreements.

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

    The Company markets its products to a diversified group of dealers, distributors, original equipment manufacturers ("OEMs") and end users, primarily through its inside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. The Company intends to increase its marketing efforts by (i) expanding existing relationships and developing new relationships with dealers, major distributors, end users and OEMs; (ii) expanding domestic and international sales through new and existing distributors and utilizing its European sales, distribution, and manufacturing facilities in Shannon, Ireland and Steinhagen, Germany, and its sales offices in four European countries; (iii) recruiting and training additional sales personnel; (iv) expanding its direct mail advertising and telemarketing programs; and (v) increasing e-commerce and management to support sales via the Internet. From Fiscal 1996 to Fiscal 1997 and from Fiscal 1997 to Fiscal 1998, the Company's compound annual growth rates in net sales were 38.2% and 52.0%, respectively. The growth rate in net income from Fiscal 1996 to Fiscal 1997 was 24.4%. From Fiscal 1997 to Fiscal 1998, the growth rate for net income was 41.7% excluding a $4.7 million write-off of purchased research and development costs in connection with the acquisition of the PolyCon Companies, as hereinafter defined. In Fiscal 1998, 86.1% of net sales was attributable to KVM Switch Products, and 11.9% was attributable to KVM Extension Products.


RECENT DEVELOPMENTS

    The Company is nearing completion of its new, 120,000 square foot corporate office facility located on an 18 acre tract of land owned by the Company in Cummings Research Park in Huntsville, Alabama. The new offices will contain the Company's sales, marketing, research and development, manufacturing, administration and accounting departments. The Company will occupy the new offices during the second quarter of Fiscal 1999.

    On March 30, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on April 28, 1998.

    In March 1998, Kieran MacSweeney, formerly Managing Director of Cybex Europe Ltd., a wholly owned subsidiary of the Company ("Cybex Europe"), was promoted to President of Cybex Europe. Mr. MacSweeney is responsible for overall management of European operations, including manufacturing, distribution, customer service and support, and sales and marketing.

    In December 1997, Cybex Europe acquired for $8.0 million cash Elsner Computertechnik GmbH ("Elsner"), a German-based manufacturer and marketer of high-end KVM switch products, and PolyCon Data Systems GmbH, a sales and marketing company for Elsner products (collectively with Elsner, the "PolyCon Companies"). With sales of approximately $9.0 million for the 12 months ended March 31, 1998, the PolyCon Companies sell products to a wide variety of companies, ranging from medium and large industrial-based companies to some of the world's largest software and hardware manufacturers, including Microsoft Corporation, Siemens Nixdorf Informationssysteme AG, Cicso Systems, Inc. and Dell Computer Corporation. With the acquisition of the PolyCon Companies, the Company believes that it is now the largest KVM product manufacturing, design and distribution company in Europe.

    In October 1997, the Company announced the introduction of its new SwitchView(TM) two and four-port KVM switch targeted at the desktop market. SwitchView(TM) is capable of switching KVM signals between as many as 64 computers with PS/2 style and AT keyboards, VGA/SVGA video, and various types of mice into a single keyboard, video monitor and mouse. SwitchView is the first Company designed product to be mass marketed. For Fiscal 1998, Switch View sales were $1.6 million.

    In August 1997, the Company entered into a distribution agreement with Tech Data Corporation ("Tech Data"), a leading distributor of personal computer products, to distribute the Company's products to Tech Data's customer base of over 70,000 value-added resellers and retail dealers. Tech Data offers product lines in software, networking and communications, mass storage, peripherals and computer systems and provides extensive pre-sale and post-sale training. The partnership with Tech Data is expected to expand and enhance the Company's reseller base.

    In July 1997, Gary Johnson, formerly Vice President of Sales Channel Development, was promoted to Senior Vice President of Sales and Marketing. Mr. Johnson is responsible for all sales, marketing and product management in the United States, Asia, the Pacific Rim and the Americas and for providing marketing support to Cybex Europe.

    In July 1997, Christopher Thomas, formerly Vice President of Engineering, was promoted to Senior Vice President of Engineering. Mr. Thomas is responsible for the product development organization, including product definition, costing, scheduling, and staff recruitment and development.

    In June 1997, the Company announced the introduction of its new QuickSwitch Commander(TM), the Company's first product designed specifically for keyboard/mouse switching. QuickSwitch Commander(TM) is targeted at trading floors, power users and software developers who need to view multiple video screens yet would like to use a single keyboard and mouse.

    In May 1997, the Company announced next generation versions of its KVM Switch and Power Control products. The new KVM Switch Product, the AutoView Pro(TM), includes all of the features of the AutoView(TM) family of KVM Switch Products and adds support for up to 256 PCs/Servers, password security, and server power control through use of the Company's Power Commander(TM) attachment. The Power Commander(TM) was designed specifically to cold-boot servers and works as a stand-alone product or as an attachment to the AutoView Pro(TM).

THE INDUSTRY

    The computer industry has experienced dramatic changes during the past 20 years. The personal computer has evolved from stand alone PCs with limited application into powerful information management tools as part of enterprise-wide networks. The evolution of computer hardware and software has allowed PCs in many instances to replace larger and more expensive mainframe computers as the preferred information management tool for individuals and organizations of all types and sizes throughout the world.

    In the corporate environment, enterprise computing is evolving from large, centralized mainframe computers to distributed network computing through PCs interconnected using a client/server design. The typical client/server installation consists of a LAN with multiple centralized PCs operating as "servers" dedicated to performing specific functions, such as file servers, communications servers, and print servers, for multiple "client" PCs connected to the LAN. Separate LANs within a single facility or in geographically dispersed locations often are interconnected through a wide area network ("WAN"). Although IBM-compatible systems constitute the majority of the LANs in operation in the United States, many corporate information systems also include LANs comprised of Sun, Hewlett-Packard, Silicon Graphics, and Digital Equipment Corporation workstations and Servers.

    The expansion of computer networks in recent years has created several problems for corporate users. The computer hardware and peripheral devices required to operate LANs and WANs can consume substantial physical space. Unlike mainframe computers, which were designed for central configuration and support of key components, PC-based systems were originally designed to operate as stand-alone systems where each Server connected to the LAN was required to have its own central processing unit ("CPU"), keyboard, video monitor and mouse ("KVM Peripherals"), even though generally only the CPU was necessary for the Server to perform its designated function within the LAN. There are significant costs (initial investment and ongoing utilities costs) and space requirements associated with the KVM Peripherals dedicated to each Server. The multiple KVM Peripherals required to operate individual Servers consume valuable space and also make it more difficult for technical staff to support the network. Currently, many organizations have dealt with the space requirements by housing network Servers on special racks in dedicated rooms. While this approach has alleviated part of the problem, the keyboards, video monitors and mice continue to occupy space and consume energy. Thus, the resulting facility space and network administration costs required to support LANs and WANs have grown significantly.

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

    Finally, increased concurrent use of Macintosh, Sun, and other systems alongside PC-based LANs compounds the maintenance and efficiency problems faced by facilities managers and systems administrators. Servers needed to control separate operating systems also require space in the computer room for separate CPUs and KVM Peripherals.

CYBEX SOLUTIONS

    Cybex develops products designed to solve many of the problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing the PCs/Servers comprising network installations. The Company's high-end AutoBoot Commander 4xP(TM) provides up to four technicians, each utilizing one keyboard, video monitor and mouse, with the capability to monitor and control up to 2,160 interconnected PCs and network Servers, and its high-end PolyCon/XS Matrix Console Switching Hub permits 32 independent consoles to control up to 256 PCs/Servers in a matrix format. Elimination of KVM Peripherals for each of the connected Servers through use of the KVM Switch Products provides significant cost reductions including lower initial investment, reduced utility costs and space savings, as well as more efficient technical support capabilities. Because the KVM Switch Products incorporate technology that intelligently manages the boot process ("AutoBoot(TM) Technology"), these products allow support personnel to automatically boot all connected Servers after a power failure or other problem without operator intervention. For instance, using the KVM Switch Products, up to four technicians can simultaneously monitor and diagnose multiple Servers located in different areas of a facility. With these products, users can organize, maintain, and support banks of IBM-compatible, Macintosh, and Unix-based Servers with the same conveniences previously available with mainframe computers controlled from a single user console.

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

BUSINESS STRATEGY

    The Company's strategy is to be the market leader in developing, producing and marketing KVM Switch Products, Extension Products and console switching solutions for the computer industry around the world. The key elements of this strategy are as follows:

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

    Expand Market/Product Position. The Company believes that it offers a more comprehensive family of KVM Switch and Extension Products than any of its competitors. The Company intends to build on its position in the KVM Switch and Extension Products markets by continuing its aggressive research and development efforts aimed at introducing enhanced and new products ahead of its competitors. While continuing to introduce enhanced and new products through the various distribution channels at different price points, the Company plans to expand and centralize in Europe the development of its high-end switching products and console switching solutions in order to leverage and integrate its research and development resources around the world to develop enhanced and new high-end products in the future. Given the high level of competition in and the continually evolving nature of its product markets, the Company believes that the introduction of products ahead of its competitors allows for greater sales and profit potential and an enhanced reputation in its markets. Many of the Company's new products have been and will continue to be enhanced versions of existing KVM Switch and Extension Products, which offer increased application of existing or additional functions.

    Increase Marketing and Sales. The Company intends to continue to emphasize marketing and sales by (i) expanding existing relationships and developing new relationships with OEMs, dealers, major distributors and end users; (ii) expanding domestic and international sales through new and existing distributors, utilization of its European distribution and manufacturing facilities in Shannon, Ireland and Steinhagen, Germany, and its sales offices in four European countries; (iii) recruiting and training additional sales personnel domestically and abroad; (iv) expanding its direct mail advertising and telemarketing programs; and (v) increasing e-commerce and management to support sales via the Internet. By offering multiple products addressing similar configuration problems at different price points, the Company believes that opportunities also exist to market its products to discount computer wholesale and retail outlets. The Company also relies on trade publication advertising, trade show participation, and repeat business from existing customers to generate sales.

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

    Outsource Manufacturing Operations. The Company intends to increase the degree to which it outsources the manufacturing of its products. Outsourcing of manufacturing functions enables the Company to avoid the capital investment required to establish and maintain an in-house manufacturing capability, and thereby allows the Company to allocate more of its resources to sales and marketing, research and development, product design, and customer support.

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

    A PC/Server network utilizing the Company's products is configured so that each PC/Server is attached to a specific channel of the KVM switch. The user simply selects the attached server he wishes to observe or control through push buttons on the front panel of the switch, a keyboard hot-key sequence or an optional on-screen menu system. The user's keyboard, video monitor and mouse operate as though they are attached directly to the selected PC/Server. The KVM switch emits signals that emulate the existence of a keyboard, video monitor and mouse, thereby causing the controlled PC/Server to operate just as if the user's KVM Peripherals were connected directly to the PC/Server whether or not selected. The Company's major KVM Switch Products include the following:

         - The SwitchView(TM) two and four port KVM switch is designed to switch KVM signals among a maximum of 64 computers. The SwitchView is the Company's first product designed for mass marketing.

         - The AutoView Commander(TM) adds computer selection through an optional on-screen menu system and adds hot pluggable operations to the AutoBoot(TM) Technology. Its higher level of integration results in a cost reduced design. Both a four-port and an eight-port model are available.

         - The AutoView Pro(TM) adds an AC power control option into the Auto View(TM) technology utilizing the optional Power Commander(TM).

         - The AutoBoot Commander 4xP(TM) 1xP(TM) adds multimedia, multiplatform, and multiuser features (in addition to the basic AutoBoot Commander(TM) features) providing the user with the capability to configure up to four user consoles simultaneously managing an array of up to 2,160 PCs/Servers located a maximum of 500 feet from the control unit. It is hot-pluggable and can be reconfigured while in operation without disruption of the operation of the switch or the attached PCs/Servers.

         - The Slimline Commander(TM) and the Magnum Commander(TM) incorporate AutoBoot(TM) Technology to control 8 or 16 PCs/Servers, respectively, in a housing designed for 19 inch rack configurations, expandable up to 96 PCs/Servers located up to 150 feet from the switch unit.

         - The AutoBoot Commander(TM) was the industry's first KVM Switch to incorporate the AutoBoot(TM) technology. It accommodates two to eight PCs/Servers per unit and is expandable to a maximum of 96 PCs/Servers located up to 150 feet from the switch unit.

         - The AutoBoot Commander(TM) II utilizes Auto View(TM) Technology to control two to eight PCs/Servers.

         - The Personal Commander(TM) incorporates AutoBoot(TM) Technology and adds mouse support, controlling two to four PCs/Servers located up to 150 feet away from the switch unit. The Personal Commander(TM) II utilizes AutoView(TM) technology to control two to four IBM compatible PCs/Servers. Both products are designed for desktop use.

         - The PolyCon/S Console Switching Hub is designed to control eight servers and can be configured to control 32 PCs/Servers from one console. A "console" is made up of a keyboard, a monitor and the PolyCon/S Switching Hub.

         - The PolyCon/XS Matrix Console Switching hub is designed to simultaneously and independently control multiple PCs/Servers from multiple consoles in a matrix format. Available in eight or 16 ports, the PolyCon/XS product can be configured such that 256 PCs/Servers can be controlled from 32 independent consoles. In concert with other PolyCon products, the number of PCs/Servers can be increased to 1,024.

    KVM Switch Products (other than the AutoBoot Commander 4xP(TM)) can be combined with the Company's KVM Converter products to mix Macintosh and Sun systems with IBM PC-compatible systems within one configuration. The AutoBoot Commander 4xP(TM) and 1xP(TM) products support multiple operating platforms without the need for separate converter devices. Most of the Company's KVM Switch Products attach to PCs/Servers using the Company's proprietary cable assemblies and many do not require an external power source.

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

    - The PC Extender Plus(TM) allows a user to locate the KVM Peripherals up to 600 feet away from the PC/Server.

    - The PC Companion Plus(TM) allows a user to locate the KVM Peripherals up to 600 feet away from the PC/Server, with the ability to have separate KVM Peripherals attached to the PC/Server.

    - The PC Expander Plus(TM) allows a user to attach one local and from three to seven remote KVM Peripherals to a single PC/Server located up to 600 feet from the remote user consoles.

    - The KVM Converter products convert data entered through an IBM PC-compatible keyboard and PS/2 mouse into a format compatible with the Macintosh computer and Sun workstations. These products can be combined with the Company's KVM Switch Products to mix Macintosh and Sun systems with IBM PC-compatible systems within one configuration.

    - The PolyCon/RC and the RC+ (Remote Controller) allows the remote control of the PolyCon/S and the PolyCon/XS configurators with a single cable.

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


RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The Company's research and development efforts focus on responding to the needs of its customers by producing innovative, practical and marketable products that have immediate applications in their markets. By maintaining extensive contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. This process also leads to the development of entirely new product categories and applications based on existing technology developed to meet specific customer needs. The Company believes that product development activities directed toward solving the practical needs of its customers provides a competitive advantage in introducing new and enhanced products ahead of its competitors. While continuing to introduce enhanced and new products through the various sales channels at different price points, the Company plans to expand and centralize in Europe the development of its high-end switching products and console switching solutions in order to leverage and integrate its research and development resources around the world to develop enhanced and new high-end products in the future. In Fiscal 1996, Fiscal 1997 and Fiscal 1998, the Company's research and development expenditures were $1.7 million, $2.4 million and $3.3 million (exclusive of the purchased research and development write-off), respectively (6.7%, 6.9% and 6.3% of net sales, respectively). As of June 1, 1998, the Company's research and development staff consisted of 41 full-time employees.

    The Company's products utilize components manufactured by third parties that are generally available to the Company's competitors and potential competitors. The Company's success in the future will depend in part upon its ability to continue to apply such commercially available components to the development of new products and new product categories and enhancement of existing products designed to meet technological changes and customer needs in a cost-effective manner. By emphasizing customer-driven research and development, the Company has been able to develop innovative, practical and marketable products that have had immediate application and acceptance in its markets. The failure by the Company to respond timely to technological changes or customer requirements could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to continue to increase the level of investment in research and development in the future. The Company's primary product development efforts emphasize new or enhanced versions of its KVM Switch and Extension Products or related products. There can be no assurance that these new or enhanced versions or any other product development efforts of the Company will lead to commercially viable products, will be completed on a timely basis, or will include the features required to achieve market acceptance.

CUSTOMERS, SALES AND MARKETING

    The Company's principal customers include a diversified group of dealers and major distributors (71.0% of net sales in Fiscal 1998), OEMs (18.8% of net sales in Fiscal 1998) and end users (10.2% of net sales in Fiscal 1998). The Company believes that its broad range of products sold at different price points offers the Company the opportunity to market its products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. In Fiscal 1997 and Fiscal 1998, no single customer accounted for more than 4.3% and 7.5%, respectively, of the Company's net sales, and the loss of any customer would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

    The Company markets its products primarily through an internal sales and customer support staff, advertising in trade publications, and participating in major industry trade shows. The Company's staff of inside sales and customer support personnel process written and telephonic orders, service existing customers, and respond to information inquiries. The Company devotes a substantial portion of its marketing efforts to developing, monitoring, and enhancing its relationships with its network of independent dealers, distributors, OEMs and end users. The sales personnel are supported by the Company's engineering department and its customer service representatives who provide "hot line" technical support and advice to customers. While the Company continues to emphasize its traditional marketing efforts, it has also increased its sales and customer support personnel staff and increased its direct mail advertising, telemarketing, publicity programs and enhanced its home page on the World Wide Web. In addition to enhancing its relationships with its existing customer base, the Company seeks to establish relationships with additional distributors, OEMs and systems integrators. As of June 1, 1998, the Company's total sales and customer support staff consisted of 67 employees.


    In August 1997, the Company entered into a distribution agreement with Tech Data Corporation ("Tech Data"), a leading full-time distributor of personal computer products, to distribute the Company's products to Tech Data's customer base of over 70,000 value-added resellers and retail dealers. Tech Data offers product lines in software, networking and communications, mass storage, peripherals and computer systems and provides extensive pre-sale and post-sale training. The partnership with Tech Data is expected to expand and enhance the Company's reseller base.

    The Company's international sales accounted for approximately 21% and 26% of net sales in Fiscal 1997 and Fiscal 1998, respectively, and are placed primarily through distributors located in Europe, Canada, and other foreign countries. The Company plans to expand international sales within the European community, Asia and the Pacific Rim through the utilization of its facilities in Shannon, Ireland and Steinhagen, Germany.

CUSTOMER SERVICE AND SUPPORT

    The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contact with key customers, maintaining extensive documentation of technical support requests and customer profiles, and providing a customer hot-line that offers technical support for the life of its products. Any problems that cannot be solved by the technical support personnel are referred to the Company's engineering department. The Company offers a 30-day money-back guarantee for all of its products and a one year limited warranty on parts and service, and incidental repairs. The Company seeks to respond quickly to customers' requests for technical support and service, including overnight exchange of defective parts or products. The Company also allows additional rights of return for certain of its customers. The Company has not experienced significant product returns.

MANUFACTURING

    The Company does not manufacture any of its products in their entirety. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company relies on subcontractors for assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on marketing, research and development, product design, quality assurance and customer support. The Company does, however, subject all of the components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing and regulatory screening to assure quality and reliability.

    The Company outsources substantially all capital intensive manufacturing functions and intends to continue to use third-party manufacturers to control more effectively the unit cost of the Company's products. This reliance on third party subcontractors for the assembly of its products involves several risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. The Company attempts to diversify and currently believes that it has diversified its outsourced manufacturing operations and has an adequate supply of alternative subcontractors.

    The Company purchases industry-standard parts and components for the assembly of its products from multiple vendors and suppliers through a world-wide sourcing program. Custom molded cables procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect product deliveries. In the past, the Company has experienced delays in the receipt of certain of its components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources and maintaining relationships and close personal contact with each of its suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future. The inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company believes that there are adequate alternative sources for its components.

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

TRADEMARK INFORMATION

    Various trademarks, service marks, and trade names to which reference is made in this Annual Report on Form 10-K are the property of owners other than the Company. Such owners have all applicable rights with respect to their respective trademarks, service marks and trade names.

COMPETITION

    The market for the Company's new products is highly competitive, and the Company expects competition to increase in the future. The Company believes that its primary competitors are other manufacturers of keyboard, video monitor and mouse access devices, such as Apex PC Solutions, Inc. ("Apex"), Raritan Computer, Inc. and Rose Electronics. Large OEM server manufacturers, such as Hewlett-Packard Company and Compaq Computer Corporation, offer switch products supplied by the Company's competitors. Some of the Company's competitors have greater name recognition; more extensive engineering, manufacturing and marketing capabilities; and significantly greater financial, technological and personnel resources than the Company. The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, product availability and support. The Company's future success will depend to a significant degree upon its ability to remain competitive in the areas of marketing, research and development, technology and distribution. As the Company's channels of distribution expand, the Company expects to experience increased price competition. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's business, financial condition, results of operations and cash flows.

EMPLOYEES

    As of June 1, 1998, the Company had 183 full-time employees working in the United States. Of the Company's domestic full-time employees, 45 were in marketing, sales, and customer support; 30 were in engineering, research and development; 87 were in manufacturing and operations; and 21 were in administration. As of June 1, 1998, there were 53 full-time employees working in the

Shannon, Ireland facility and 47 full-time employees working in the Steinhagen, Germany facility. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

RISK FACTORS

    This Annual Report on Form 10-K contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements. Factors that might cause a difference include, but are not limited to the following:

    Technological Changes; Need to Continue Developing New Products

    The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and continuing improvements. If technologies used in the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. Moreover, the introduction of products embodying new technologies and the emergence of new industry standards could adversely affect the Company's ability to sell its products. While the Company has competed favorably with its competitors by continually developing a high performance line of products utilizing leading technologies, competitors have developed products which offer similar features. Although historically the timing of the introduction of new products or enhancements to existing products by the Company has not had a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, there can be no assurance that these circumstances will continue in the future. The Company expects that the continued development of comparable products by competitors will require that it develop new and/or enhanced products on an ongoing basis to meet the competitive demands of these markets. The Company's sales and profitability in the past have resulted to a significant extent from its ability to anticipate or react quickly to its customers' needs and to develop and introduce new and enhanced products. The Company's continued ability to adapt to customer needs and technological change will be a significant factor in maintaining or improving its competitive position and its prospects for growth. However, the Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, software innovations or any significant delay in product development or introduction would have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

    Potential Fluctuations in Quarterly Results; Product Returns

    Most of the Company's sales in each quarter result from orders booked in that quarter. The Company typically does not have firm commitments for the purchase of products to be delivered in the future. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires the Company to maintain sufficient inventory levels to satisfy anticipated customer demand. If demand for the Company's products declines or if significant potential sales in any quarter do not occur as anticipated, the Company's financial results will be materially adversely affected. The Company offers a 30-day unconditional money-back guarantee and a twelve to fifteen month limited warranty for all of its products and allows additional rights of return to certain of its customers. Although the Company's historical return experience has not been significant, such returns, should they occur, would have an adverse effect on sales and on the Company's net sales. Operating expenses are relatively fixed over the short term, and, therefore, a shortfall in quarterly revenues could impact the Company's financial results significantly in a quarter. Furthermore, maintaining sufficient inventory levels to assure prompt delivery of the Company's products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have a material adverse effect on the Company's business and operating results. The Company's operating results may also fluctuate as a result of a number of other factors, including increased competition, changes in customer order patterns, changes in product mix, and announcements of new products by the Company or its competitors.

    Current Dependence on Limited Product Lines; Technological Obsolescence

    A significant percentage of the Company's net sales during the last three fiscal years has been derived from sales of the Company's KVM Switch and Extension Products. Sales of these products accounted for approximately 98% of net sales in Fiscal 1998 and Fiscal 1997 and 96% of net sales in Fiscal 1996. There can be no assurance that the Company's sales of its KVM Switch and Extension Products will continue at this level or that new product releases will be successful. A significant decline in sales of KVM Switch and Extension Products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. A principal feature of KVM Switch Products is their ability to emulate a computer's associated keyboard. Technology exists today that would allow computers to perform various functions and to be accessed without electronic impulses from an associated keyboard or keyboard emulation device. To date, this technology has not gained acceptance, but to the extent that widespread commercial acceptance of this technology occurred, it would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    Intense Competition

    The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in the market for KVM Switch and Extension Products and expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition, results of operations and cash flows. In the market for KVM Switch Products, the Company competes with independent third parties such as Apex, Raritan Computer Inc. and Rose Electronics. The Company may in the future face competition from software providers who are able to offer a software solution to address many of the problems the Company's switching systems are designed to address.

    The Company's current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than the Company, may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of the Company's prospective customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressure faced by the Company will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    Risks Relating to Expansion of International Distribution Network and International Sales

    The Company's strategy contemplates additional development and expansion of its international distribution network through Cybex Europe in an effort to increase international sales of its products. There can be no assurance that the Company will be successful in expanding its international distribution network or in increasing sales of its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition, results of operations and cash flows will be materially adversely affected. If international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign distributors,longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, risks relating to intellectual property rights, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    Dependence on Key Personnel

    The Company is dependent in large part upon its ability to retain its key management and technical personnel, including Stephen F. Thornton, Chairman of the Board, President and Chief Executive Officer; Remigius G. Shatas, Executive Vice President - Technology and Acquisitions and Secretary; Doyle C. Weeks, Senior Vice President - Finance, Chief Financial Officer and Treasurer; Robert
A. Asprey, Senior Vice President, Chief Scientist; R. Byron Driver, Senior Vice President and Chief Operating Officer and Kieran MacSweeney, President of Cybex Europe. The future success of the Company will be highly dependent upon the personal efforts of these individuals and other key management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Messrs. Thornton, Shatas, Weeks, Asprey and Driver are the only executive officers or employees with whom the Company has entered into employment agreements, and Messrs. Thornton, Shatas and Asprey are the only executive officers upon whom the Company maintains "key-man" life insurance. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

    Management of Growth

    In recent periods, the Company has experienced rapid revenue and customer growth and expansion in the number of its employees, its product offerings and the scope and complexity of its financial systems. This growth has placed significant strain on the Company's management, operational and financial resources and has resulted in new and increased responsibilities for management personnel. The Company's officers have had limited or no experience in managing companies larger than the Company. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to effectively manage its recent growth and any future growth will require the Company to continue to implement and improve its operational, financial and information systems and will likely require additional management personnel. In addition, the Company believes that it must develop greater engineering, marketing, sales and customer support capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth and effectively serve the evolving needs of present and future customers. There can be no assurance that the Company will be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing and sales and customer support capabilities, the Company's ability to effectively manage its growth, expand and enhance its product line, further penetrate its existing markets and develop new markets will be significantly limited. If the Company's management is unable to effectively manage the Company's growth, the business, financial condition, results of operations and cash flows of the Company will be materially adversely affected.

    Dependence Upon Suppliers and Outsourced Manufacturing

    The principal components of the Company's switch products are power supplies, cable assemblies, line filters, enclosures, printed circuit boards and electronic components, all of which are purchased from outside vendors. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. While the Company attempts to maintain multiple outside sources for all of the materials and components it purchases, there can be no assurance that the materials or components of any one or more of those sources could be promptly or adequately replaced. Any termination of or significant disruption in the Company's relationship with suppliers of its product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. The Company purchases a number of the components for its switch products from sole or a limited number of suppliers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver quality components that are cost competitive and in compliance with the Company's specifications. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition, results of operations and cash flows.

         The Company relies on third party manufacturers for subassembly of the Company's products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

    Reliance on PC/Server Market; Improving Network Reliability and Tools

    The Company's business is dependent upon the continued acceptance of the PC/Server model of network computing. Although distributed network computing utilizing PC/Server architecture has gained increasing acceptance, there can be no assurance that use of this networking model will continue to grow or that it will not be replaced by new technologies for network computing, thereby rendering the Company's products obsolete. In addition, the market for the Company's products is driven in part by the inherent unreliability of networks. As networks continue to proliferate, however, PC/Server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, the Company's products could be rendered obsolete, which would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    Limited Protection of Proprietary Rights; Risks of Third Party Infringements

    The Company's success is highly dependent on proprietary technology. The Company has been granted some patents and applications for additional patents are pending. The Company also relies upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. The Company may also be subject to claims or litigation initiated by third parties against the Company. Currently, the Company is a party to litigation initiated by Apex. Apex contends in a lawsuit filed in February 1998 against the Company and others in the US District Court in Seattle, Washington that the Company has infringed Patent No. 5,721,842. Although the outcome of any litigation can never be certain, the Company does not believe that any of its products are covered by any valid claim of Apex's patent. As a result, it is the Company's opinion that the outcome of such contingencies will not materially affect its business, financial condition, results of operations or cash flows.

    Risks Relating to Expansion of Distribution Channels

    The Company expects to rely increasingly on major distributors, value-added resellers, systems integrators, and OEMs for the distribution and sale of its products, and the Company's strategy contemplates the expansion of its distribution channels both domestically and internationally. The Company's future success will depend in part on its ability to expand existing relationships and develop new relationships in these distribution channels. There can be no assurance that the Company will be successful in expanding its distribution channels. The Company will be required to invest significant additional resources in order to expand its distribution channels, and there can be no assurance that the cost of the Company's investment in further developing and expanding these channels will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements throughout its distribution channels. As sales through these distribution channels increase, the Company expects gross margins on such sales, as a result of discounts and other special pricing arrangements, to be lower than gross margins on sales made through other distribution channels. Although the Company's product return arrangements in these distribution channels do not provide significant rights of return, the Company expects that as sales through these distribution channels increase, such arrangements could result in an increased risk of significant product returns. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. (See "Potential Fluctuations in Quarterly Results; Product Returns") The Company's distribution agreements generally are nonexclusive and may be terminated on short notice by either party without cause. Companies in these distribution channels are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products. There can be no assurance that companies in these distribution channels will not give higher priority to the sale of such other products. A reduction in sales efforts by the companies in these distribution channels could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

    Increased Demands on Customer Support Operations

    Growth of the Company's sales, should it occur, is likely to be accompanied by increasing demands on the Company's customer support operations. As a result of the Company's commitment to a high level of customer support, the Company is likely to need to invest significant resources in the maintenance and improvement of its customer support resources. Any failure to maintain adequate customer support could cause customer dissatisfaction, result in reduced sales of the Company's products and, accordingly, materially adversely affect the Company's business, financial condition, results of operations and cash flows.

    Control by Certain Shareholders

    At June 19, 1998, the executive officers and directors of the Company beneficially owned or controlled approximately 23.5% of the outstanding shares of Common Stock. Accordingly, such persons, if they were to act in concert, would likely control the Company's Board of Directors and, therefore, the business, policies and affairs of the Company. Furthermore, such control could preclude any unsolicited acquisition of the Company and, consequently, adversely affect the market price of the Common Stock.

    Possible Volatility of Stock Price

    There may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company or companies within the same or similar industry segments, changes in the general conditions of the economy, the financial markets or the technology industry, adverse press or news announcements or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Furthermore, the stock market may experience significant price and volume fluctuations which may affect the price of the Company's Common Stock for reasons unrelated to its operating performance.

ITEM 2.  PROPERTIES.

    The Company's headquarters, containing administrative, engineering and manufacturing facilities, are located in Huntsville, Alabama in two adjacent leased buildings occupying approximately 54,000 square feet. The leases provide for annual rent of approximately $288,000.

    The Company is nearing completion of its new headquarters, which will consolidate all of the Company's U.S. operations and will contain the administrative, sales, marketing, research and development, engineering and manufacturing functions. The new 120,000 square foot building is located on an 18-acre tract of land owned by the Company in Cummings Research Park in Huntsville, Alabama. The Company will occupy the new offices beginning in the second quarter of Fiscal 1999.

    In May 1998, Cybex Europe moved into a 35,000 square foot, leased facility located in the Shannon Free Trade Zone, Shannon, Ireland. This facility conducts manufacturing, marketing and distribution functions in the European community. The lease with the Shannon Development Authority is for twenty years and provides for annual rent of approximately $400,000.

    The PolyCon Companies' headquarters, containing administrative, engineering and manufacturing facilities, are located on leased property in Steinhagen, Germany. The lease, which provides for annual rent of approximately $87,000, expires in the year 2000. The PolyCon Companies also have a U.S. distribution facility in Fort Worth, Texas that occupies 7,300 square feet. The Fort Worth property is subject to a five-year lease which expires in October 2002. The lease provides for annual rent of $78,000.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company has been involved from time to time in litigation in the normal course of its business. In February 1998, Apex filed a lawsuit in the U.S. District Court in Seattle, Washington asserting certain patent infringement claims against the Company. Although the outcome of any litigation can never be certain, the Company does not believe that any of its products are covered by any valid claim of Apex's patent and does not believe that the Apex action will have a material adverse effect on the Company's business, operations, financial condition or cash flows. The Company is not aware of any other pending or threatened litigation matters that will have a material adverse effect on the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 1998.

                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol CBXC. The following table sets forth, for the fiscal periods indicated, the reported high and low sale prices and gives retroactive effect to the stock split discussed herein:

                     FISCAL 1997                                             HIGH        LOW
                     -----------                                             ----        ---
                     Quarter ended June 30, 1996.......................... $ 13.83     $ 8.50
                     Quarter ended September 30, 1996.....................   12.00       8.83
                     Quarter ended December 31, 1996......................   11.83       9.33
                     Quarter ended March 31, 1997.........................   12.67       9.50


                     FISCAL 1998
                     -----------

                     Quarter ended June 30, 1997.......................... $ 12.67     $ 9.50
                     Quarter ended September 30, 1997.....................   20.33      11.33
                     Quarter ended December 31, 1997......................   19.00      13.08
                     Quarter ended March 31, 1998.........................   23.50      14.83


                     FISCAL 1999
                     -----------
                     Quarter ended June 30, 1998 (through June 19, 1998).  $ 25.75     $19.33


       On June 19, 1998, the closing sale price for the Company's Common Stock was $22.25 per share. At June 19, 1998, there were 211 holders of record of the Company's Common Stock.

    The Company paid no cash dividends to its shareholders during the last two fiscal years. Future dividends will be dependent upon the Company's earnings, financial requirements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended March 31, 1998, has been derived from the audited financial statements of the Company.

    This data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this document.

                                                                  Fiscal Years Ended March 31,
                                                                  ----------------------------

                                                        1994       1995     1996      1997      1998
                                                        ----       ----     ----      ----      ----

                                                            (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Net Sales                                             $12,812    $18,182   $25,010   $34,568   $52,564
Cost of Sales                                           6,039      8,040    11,152    16,408    24,980
Gross Profit                                            6,773     10,142    13,858    18,160    27,584
Research and development expenses                       1,150      1,600     1,686     2,374     3,312
Selling, general and administrative                     3,388      4,492     6,096     8,455    13,386
expenses
Acquired research and development
expense                                                    --         --        --        --     4,705
Operating income                                        2,235      4,050     6,076     7,331     6,181
Interest income (expense), net                            (13)        52     1,157     1,611     1,626
Other income                                               --         --        52       291       272
Income before income taxes                              2,222      4,102     7,285     9,233     8,079
Provision for income taxes                                811      1,402     2,592     3,393     4,508
Net income                                              1,411      2,700     4,693     5,840     3,571


Net income per common and common equivalent share:


Basic                                                     .32        .63       .65       .71       .44
Diluted                                                   .29        .55       .61       .70       .42

Weighted average common and common
equivalent shares outstanding:
Basic                                                   4,346      4,307     7,184     8,228     8,173
Diluted                                                 4,840      4,927     7,642     8,390     8,408



                                                                            March 31,
                                                                            ---------
                                                       1994       1995      1996      1997      1998
                                                       ----       ----      ----      ----      ----
                                                                         (In thousands)
BALANCE SHEET DATA:
Working capital                                       $2,524     $4,580   $39,394   $40,220   $35,432
Total assets                                           4,475      7,498    47,418    56,527    70,719
Total debt                                                --         --     5,000     8,000    12,137
Shareholders' equity                                   3,040      5,720    40,621    44,987    49,435

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General

     The Company develops, produces and markets KVM Switch and Extension Products for use in the computer industry. The Company's KVM Switch Products provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 PCs, thereby eliminating the need for individual KVM Peripherals for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett-Packard, Digital Equipment Corporation (DEC), IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or Servers operating within a LAN. The Company also has interfaces for its AutoBoot 4xP(TM)/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha; and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced architecture, and was the basis for mid and high range products developed since its introduction. The Company introduced SwitchView(TM), a two and four port KVM Switch Product, in mid Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of the PolyCon companies discussed herein, the Company obtained several switching solutions including the PolyCon/S, a console switching hub, and the PolyCon/XS, a matrix console switching hub. Certain KVM Switch Products were certified by Novell Corporation for use with its network software Netware(TM) 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's KVM Extension Products allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. The PC Extender(TM) SNAP, introduced in late Fiscal 1997, utilizes standard Category 5 UTP cabling , a commonly installed cable in Ethernet networks, and reduces cabling costs by half. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts. Consistent with this philosophy, the Company completed its acquisition of the PolyCon Companies on December 31, 1997, discussed later herein. The acquisition of the PolyCon Companies included intellectual property that the Company plans to leverage and integrate with its research and development resources worldwide to expand the Company's high-end console switching products for mid- and large-scale networks. The acquisition of the PolyCon Companies is consistent with the Company's strategy to expand its operations in Europe and immediately adds new customer relationships and expands distribution channels.

     The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers. These annual net sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

     The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market and the worldwide catalog market. In Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. During the second quarter of Fiscal 1998, the Company also began distribution of its branded products with a major distributor. These relationships have broadened the Company's channels of distribution of its products and is expected to increase market share.

     The Company expanded its marketing strategy to include the retail channel of distribution with the introduction of SwitchView(TM), which targets the desktop market. SwitchView(TM) was designed to address the high volume sales channels and is the Company's first product targeted to the mass market. With the acquisition of the PolyCon Companies, the Company is the only KVM Switch Product manufacturer offering products ranging from the entry level PC single user switch to multi-user, multiplatform switches and console switching solutions that can control thousands of computers in data centers and server farms.

     The Company contracts with third parties to provide completed subassemblies of its products. The Company outsources entire products (turnkey) for certain stable high volume products. The Company believes that outsourcing manufacturing generally enables the Company to control product costs more effectively.

     The Company continually evaluates new product opportunities and engages in substantial research and product development efforts. The Company expenses all product research and development costs as incurred. Additionally, the Company also incurs substantial expenses related to advertising, participation in trade shows and other sales promotions.

     Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money-back guarantee for all of its products, a one year warranty on parts and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns. Actual returns have not been significant to date. The Company also offers sales discounts to its customers based on the level of sales. Such discounts have historically not had a significant impact on the Company's results of operations.

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 26%, 21% and 20% of the Company's total sales in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

     On March 30, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on April 28, 1998.

     On July 28, 1995, the Company completed an initial public offering of Common Stock, receiving net proceeds of $32,578,262 from the sale of 2,096,725 shares of Common Stock. The Company has used and expects to continue to use the net proceeds for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and to develop new products (ii) expansion of sales and marketing activities (iii) construction of its new manufacturing and administrative facilities in Huntsville, Alabama (iv) the establishment and expansion of its facility in Shannon, Ireland and (v) acquisitions.

     On July 9, 1996, the Company formally established operations in Shannon, Ireland, through its newly-formed subsidiary, Cybex Europe. Subsequently, the Company entered into a month-to-month lease with the Shannon Development Authority for temporary startup facilities located within the Shannon Free Trade Zone. The lease for the 12,500 square foot facility expired in May of 1998 when Cybex Europe moved into its new 35,000 square foot lease facility, also located in the Shannon Free Trade Zone.

     On December 31, 1997, Cybex Europe acquired the PolyCon Companies, privately held companies located in Steinhagen, Germany, pursuant to the terms and conditions of a Purchase and Sale Agreement dated December 30, 1997 between the Company, Cybex Europe and Edgar and Stephanie Elsner, for a combined purchase price of $8,800,000 including acquisition related expenditures. In accordance with generally accepted accounting principles, costs allocated to acquired research and development assets with alternative future uses have been capitalized, and the remaining $4,705,000 of acquired research and development costs have been expensed as a one-time charge on December 31, 1997. The acquisition of the PolyCon Companies was funded by Cybex Europe from its available cash.

     Results of Operations

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:

  YEARS ENDED MARCH 31                                                           1996               1997               1998
  --------------------                                                           ----               ----               ----
  Net Sales                                                                      100.0%            100.0%             100.0%

       Cost of sales                                                              44.6              47.5               47.5
                                                                                 -----             -----              -----
  Gross Profit                                                                    55.4              52.5               52.5

       Research and development expenses                                           6.7               6.9                6.3

       Selling, general and administrative expenses                               24.4              24.4               25.5

       Purchased research and development expenses                                  --                --                8.9
                                                                                 -----             -----              -----

  Operating income                                                                24.3              21.2               11.8

       Other income                                                                4.8               5.5                3.6
                                                                                 -----             -----              -----

  Income before income taxes                                                      29.1              26.7               15.4

       Provision for income taxes                                                 10.3               9.8                8.6
                                                                                 -----             -----              -----

  Net income                                                                      18.8%             16.9%               6.8%
                                                                                 -----             -----              -----


     Fiscal 1998 Compared to Fiscal 1997

     Net sales increased 52.1% to $52.6 million in Fiscal 1998 from $34.6 million in Fiscal 1997. The increased sales resulted from increased sales of the Company's KVM Switch Products and Extension Products, as well as additional revenues provided from the acquisition of the PolyCon Companies in December 1997. Sales of KVM Switch Products increased 57.3% to $45.3 million in Fiscal 1998 from $28.7 million in Fiscal 1997, primarily due to increased sales of the Company's mid- and high-end KVM Switch Products, as well as the low-end KVM Switch Products. The mid- to high-end products grew approximately 59% from Fiscal 1997 to Fiscal 1998, while the low-end product sales increased 259% from Fiscal 1997 to Fiscal 1998. The SwitchView(TM) product, introduced in mid Fiscal 1998, was a major contributor to the increase in the low-end product sales. Sales of KVM Extension Products increased 24.6% to $6.2 million in Fiscal 1998 from $5.0 million in Fiscal 1997, primarily due to increased sales of PC Extender(TM) SNAP, which increased 166% for the period and the PC Plus Line, which increased 35% for the period. As a percentage of net sales, the Company's KVM Switch Products increased to 86.1% in Fiscal 1998 from 83.0% in Fiscal 1997 and KVM Extension Products declined to 11.9% in Fiscal 1998 from 14.5% in Fiscal 1997. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     The Company's international sales volume continued to increase in Fiscal 1998, causing international sales as a percentage of net sales to increase to 25.9% as compared to 20.6% in Fiscal 1997. International sales increased 89.4% to $13.5 million in Fiscal 1998 from $7.1 million in Fiscal 1997. European sales accounted for approximately $8.4 million or 62% of international sales and grew 98.8% from Fiscal 1997 to Fiscal 1998.

     Gross profit is affected by many factors: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 51.0% to $27.6 million in Fiscal 1998 from $18.2 million in Fiscal 1997. Gross profit as a percentage of net sales remained constant at 52.5% due to increased volumes in newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased level of sales to major distributors and OEMs. The Company believes its exposure to these risks is adequately reserved.

     Selling, general and administrative expenses increased 58.3% to $13.4 million (25.5% of net sales) in Fiscal 1998 from $8.5 million (24.4% of net sales) in Fiscal 1997. This difference reflects increased expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base, as well as amounts reserved for legal costs associated with the defense of a patent infringement claim (see "Contingencies"). The increase also reflects the added selling, general and administrative costs of Cybex Europe and the newly acquired PolyCon Companies for the fourth fiscal quarter. Management anticipates that the amount of selling, general and administrative expense will continue to increase, however, the anticipated expanding sales volume should cause the expenses to remain relatively constant as a percentage of net sales.

     For Fiscal 1998, total costs for research and development, exclusive of the one-time write-off of purchased research and development expenses, were $3.3 million (6.3% of net sales), compared to $2.4 million (6.9% of net sales) in Fiscal 1997, representing a 39.5% increase. The Company anticipates that expenses for research and development will continue to increase above the level in Fiscal 1998.

     As a result of the factors discussed above, operating income before the one time write-off of $4.7 million of purchased research and development expenses related to the acquisition of the PolyCon Companies, increased 48.6% to $10.9 million (20.7% of net sales) in Fiscal 1998, from $7.3 million (21.2% of net sales) in Fiscal 1997.

     Interest and other income amounted to $1.9 million (3.6% of net sales), net, in Fiscal 1998, compared to $1.9 million (5.5% of net sales) in Fiscal 1997. Interest and other income includes realized gains on the sale of certain investments, interest income and expense and the accretion of bond discounts.

     As a result of the factors discussed above, net income, before the one-time write-off related to the acquisition of the PolyCon Companies, increased 41.7% to $8.3 million (15.7% of net sales, 6.8% after the write-off) in Fiscal 1998, from $5.8 million (16.9% of net sales) in Fiscal 1997.

     Fiscal 1997 Compared to Fiscal 1996

     Net sales increased 38.2% to $34.6 million in Fiscal 1997 from $25.0 million in Fiscal 1996. The increased sales resulted from increased sales volume of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 45.8% to $28.7 million in Fiscal 1997 from $19.7 million in Fiscal 1996, primarily due to sales of newer, higher end switches; the Slimline Commander(TM), the Magnum Commander(TM), and the Autoboot Commander 4xP(TM) / 1xP(TM). Also, a portion of the sales increase can be attributed to products introduced in Fiscal 1997: the AutoView Commander(TM) and other products based on their cost reduced design. Sales of KVM Extension Products increased 14.2% to $5.0 million in Fiscal 1997 from $4.4 million in Fiscal 1996 primarily due to sales of Keyview, PC Extender(TM) SNAP, and Power Control Products, which had limited sales during Fiscal 1996. As a percentage of net sales, the Company's KVM Switch Products increased to 83.0% from 78.7% and KVM Extension Products declined to 14.5% from 17.5% in Fiscal 1997 as compared to Fiscal 1996. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     The Company's international sales volume continued to increase in Fiscal 1997, causing international sales as a percentage of net sales to increase to 20.6% as compared to 20.4% in Fiscal 1996. International sales increased 39.2% to $7.1 million in Fiscal 1997 from $5.1 million in Fiscal 1996. European sales accounted for approximately 59% of international sales. Over 88% of fourth quarter European sales were shipped by Cybex Europe.

     Gross profit increased 31.0% to $18.2 million in Fiscal 1997 from $13.9 million in Fiscal 1996. Gross profit as a percentage of net sales declined to 52.5% from 55.4% during the same period. The decline in gross profit was attributed in part to the startup and incremental costs incurred by Cybex Europe, and also due to an overall increase in the mix of newer KVM Switch Products, with overall lower margins.

     Selling, general and administrative expenses increased 38.7% to $8.5 million (24.4% of net sales) in Fiscal 1997 from $6.1 million (24.4% of net sales) in Fiscal 1996. This dollar increase reflects the increased level of expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs of Cybex Europe. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

     For Fiscal 1997, total costs for research and development were $2.4 million (6.9% of net sales), compared to $1.7 million (6.7% of net sales) in Fiscal 1996, representing a 40.7% increase. The Company anticipates that expenses, in terms of dollars spent, for research and development will continue to increase above the level in Fiscal 1997.

     As a result of the factors discussed above, operating income increased 20.6% to $7.3 million (21.2% of net sales) in Fiscal 1997, from $6.1 million (24.3% of net sales) in Fiscal 1996.

     Interest and other income amounted to $1.9 million (5.5% of net sales) in Fiscal 1997, compared to $1.2 million (4.8% of net sales) in Fiscal 1996. This increase related primarily to interest income from the investment of cash reserves and the proceeds from the initial public offering completed July 27, 1995. Realized gains on the sale of certain investments also contributed to the increase in other income.

     As a result of the factors discussed above, net income increased 24.4% to $5.8 million (16.9% of net sales) in Fiscal 1997, from $4.7 million (18.8% of net sales) in Fiscal 1996.

     Liquidity and Capital Resources

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of March 31, 1998, the Company and its subsidiaries had an available line of credit of $7.5 million with no outstanding borrowings. A short term note in the amount of $12.0 million was outstanding on March 31, 1998. The Company repaid the note during the first week of April, 1998.

     The Company's working capital position declined from $42,416,140 as of March 31, 1997 to $38,472,549 (adjusted to include $2,196,218 and $3,040,833 of long term-investments, respectively) as of March 31, 1998. This decline in the Company's working capital position was due primarily to the increased earnings during Fiscal 1998 offset by the acquisition of the PolyCon Companies, which is discussed in Note 3 of the Notes to the Consolidated Financial Statements.

     Cash provided from operating activities increased from $4.3 million to $4.4 million for the year ended March 31, 1997, and March 31, 1998, respectively. This slight increase was caused primarily by a decrease in net income due to the one-time write-off of $4.7 million of purchased research and development expense in connection with the acquisition of the PolyCon Companies, offset by increases in accounts receivable, inventory and accounts payable. The increase in accounts receivable is attributed to the increase in sales. The increase in inventory is attributed to the overall anticipated demand for new products introduced in the products mix, as well as the addition of inventory as a result of the acquisition of the PolyCon Companies. The Company expects to continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain. The increase in accounts payable relates directly to the increase in inventory.

     Capital expenditures totaled $5.1 million in Fiscal 1998, as compared to $1.7 million in Fiscal 1997. Capital expenditures relating to the construction of the new corporate facility in Huntsville, Alabama amounted to approximately $4.2 million. The remaining capital expenditures were used to purchase equipment for the Company including Cybex Europe.

     The Company began construction of its new headquarters facility in Hunstville, Alabama during the first quarter of Fiscal 1998 on land purchased in Fiscal 1997. The new facility will contain approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the second quarter of Fiscal 1999. The facility is expected to cost approximately $7.5 million.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its lines of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

     Financial Accounting Developments

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in Fiscal 1999, but does not expect the impact of these pronouncements to be material.

     Year 2000 Compliance

     The Company is in the process of reviewing current software and hardware to assess the impact of the year 2000 issue. Initially, the Company has determined that most of the Company's current business process software and hardware are year 2000 compliant. The Company expects to complete its year 2000 analysis by the end of Fiscal 1999 and does not believe that costs associated with bringing the Company's computer systems into full compliance by the year 2000 will result in material costs to the Company. The

Company's products are year 2000 compliant as well and therefore, the Company does not believe that they have any material exposure to contingencies related to the year 2000 issue for products it has sold.

     The Company is also in the preliminary stages of assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. Based on information presently available, the Company does not anticipate any material impact on its business, financial condition, results of operations or cash flows from the effect of the year 2000 issue on the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company.

     Contingencies

     The Company has certain contingent liabilities resulting from litigation initiated by Apex. Apex contends in a lawsuit filed in February 1998 against the Company and others in the US District Court in Seattle, Washington that the Company has infringed Patent No. 5,721,842. Although the outcome of any litigation can never be certain, the Company does not believe that any of its products are covered by any valid claim of Apex's patent. It is the Company's opinion that the outcome of such contingencies will not materially affect its business, operations, financial condition or cash flows.

     Forward Looking Statements

     When used in this Annual Report on Form 10-K, the words "believe," "anticipate," "think," "intend," "will be," "plan," and similar expressions identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8K filed with the Securities and Exchange Commission.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Financial Statements contained in Part IV hereof and to the Index to Consolidated Financial Statements on Page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to the directors and officers of the Company set forth under the captions "Nominees" and "Officers" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on August 17, 1998, is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION.

         The information set forth under the caption "Executive Compensation" set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on August 17, 1998, is incorporated herein by reference. The Compensation Committee Report and the Comparative Performance Graph also included in the Proxy Statement, are expressly not incorporated by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the captions "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on August 17, 1998, is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no such transactions in Fiscal 1998.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

              (1)     FINANCIAL STATEMENTS

         The following consolidated financial statements of Cybex Computer Products Corporation are filed as a part of this Annual Report on Form 10-K:

         -  Report of Independent Accountants

         -  Consolidated Balance Sheets as of March 31, 1997 and 1998

         - Consolidated Statements of Income for the years ended March 31, 1996, 1997, and 1998

         - Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1996, 1997, and 1998

         - Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1997, and 1998

         -  Notes to Consolidated Financial Statements

              (2)     SCHEDULES TO FINANCIAL STATEMENTS

         -  Report of Independent Accountants

         -  Schedule II - Valuation and Qualifying Accounts

              (3)     EXHIBITS

              Exhibit
              Number                         Description
              ------                         -----------

          2.1 Purchase and Sale Agreement by and between the Company, Cybex Europe and Edgar and Stephanie Elsner effective
                    December 31, 1997 incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 2.1 (b) to the
                    Company's Current Report on Form 8-K filed January 14, 1998.

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

         10.2* Commercial Variable Rate Revolving or Draw Note by and between the Company and First Commercial Bank and related
                    Security Agreement dated July 1, 1997 and the related Loan
                    Modification Agreement dated March 5, 1998.

         10.3*      Commercial Fixed Rate Promissory Note by and between the
                    Company and First Commercial Bank and related Security
                    Agreement dated March 25, 1998.

         10.4 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.2 to Registration Statement
                    No. 33-93124, and Amendment to 1989 Employee Incentive Stock
                    Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.13 to
                    Amendment No. 1 to Registration Statement No. 33-93124.

         10.5       1995 Employee Stock Option Plan, incorporated by reference
                    (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                    10.3 to Registration Statement No. 33-93124.

         10.6 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.4 to Registration Statement No. 33-93124.

         10.7*      1998 Employee Stock Incentive Plan.

         10.8       Smith Barney Shearson Flexible Prototype Nonstandardized
                    401(k) Plan Adoption Agreement #007 and Smith Barney
                    Shearson Prototype Defined Contribution Plan Document #005 and Trust Agreement, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended March 31, 1997.

         10.9 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.7 to Registration Statement
                    No. 33-93124.

         10.10 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.8 to Registration Statement
                    No. 33-93124.

         10.11 Employment and Noncompetition Agreement by and between the Company and Robert R. Asprey, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.9 to Registration Statement No. 33-93124.

         10.12 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.10 to Registration Statement No. 33-93124.

         10.13 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.11 to Registration Statement No. 33-93124.

         13 Cybex Computer Products Corporation Annual Report to Shareholders for the Fiscal Year Ended March 31, 1998. Such Annual Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form 10- K Annual Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

         21*        List of Subsidiaries of the Company.

         23.1*      Consent of Coopers & Lybrand L.L.P.

         27.1-27.8* Financial Data Schedule for current period and restated
                    Financial Data Schedules for other periods (for SEC use only).

    * As filed herewith.

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

         (b)        Current Report on Form 8-K:

                    The Company filed a Current Report on Form 8-K dated January 14, 1998, under Item 2: Acquisition or Disposition of Assets, to report the acquisition of the PolyCon Companies. Copies of the German language version and the English language version of the Purchase and Sale Agreement were filed as exhibits.

         (c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

         (d)        Financial Statement Schedules.  See Item 14(a)(2) above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       CYBEX COMPUTER PRODUCTS CORPORATION

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------

Report of Independent Accountants.............................................                        28

Consolidated Balance Sheets as of March 31, 1997 and 1998.....................                        29

Consolidated Statements of Income for the years ended March 31, 1996, 1997
 and 1998.....................................................................                        30

Consolidated Statements of Changes in Shareholders' Equity for the years
 ended March 31, 1996, 1997 and 1998..........................................                        31

Consolidated  Statements  of Cash Flows for the years ended  March 31,
  1996, 1997 and 1998.........................................................                        32

Notes to Consolidated Financial Statements....................................                        33

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of Cybex Computer Products Corporation (the Company) as of March 31, 1997 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cybex Computer Products Corporation as of March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.


Birmingham, Alabama
May 1, 1998

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and 1998

                                                                             1997             1998
                                      ASSETS
Current assets:
Cash and cash equivalents                                                 $ 2,424,385     $ 2,411,085
Short-term investments                                                     38,688,836      34,919,924
Accounts receivable - trade, less allowance for doubtful accounts
of $350,837 and $963,083 in 1997 and 1998, respectively                     5,409,706      11,430,990
Inventories                                                                 3,835,356       6,046,919
Other current assets                                                          698,163         517,179
Deferred income taxes                                                         623,000       1,144,000
                                                                          -----------     -----------
  Total current assets                                                     51,679,446      56,470,097

Investments available for sale, at market                                   2,196,218       3,040,833
Property and equipment, net of accumulated depreciation                     2,422,292       7,251,912
Intangibles, net                                                              103,232       3,821,371
Other assets                                                                  125,525         134,691
                                                                          -----------     -----------

                                                                          $56,526,713     $70,718,904
                                                                          ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable                                                              $ 8,000,000     $12,000,000
Accounts payable and accrued expenses                                       2,151,371       4,697,027
Income taxes payable                                                          158,734       1,313,415
Other current liabilities                                                   1,149,419       3,027,939
                                                                          -----------     -----------
  Total current liabilities                                                11,459,524      21,038,381

Deferred income taxes                                                          80,000         109,000
Note payable                                                                                  136,719
                                                                          -----------     -----------
  Total liabilities                                                        11,539,524      21,284,100
                                                                          -----------     -----------

Commitments and contingencies (Notes 14 and 17)

Shareholders' equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued
Common stock, par value $.001 per share; 25,000,000 shares authorized;
 1997 - 9,135,762 shares issued, 8,144,075 shares outstanding
 1998 - 9,246,274 shares issued, 8,252,671 shares outstanding                   9,136           9,246
Additional paid-in capital                                                 34,116,652      34,714,753
Unrealized (loss) gain on investments                                         (77,669)        230,731
Retained earnings                                                          16,209,614      19,780,627
Treasury stock, at cost; 1997 - 991,687 shares; 1998 - 993,603 shares      (5,270,544)     (5,300,553)
                                                                          -----------     -----------

  Total shareholders' equity                                               44,987,189      49,434,804
                                                                          -----------     -----------
                                                                          $56,526,713     $70,718,904
                                                                          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended March 31, 1996, 1997, and 1998

                                                          1996          1997          1998

Net sales                                              $25,009,762   $34,568,465   $52,563,507
Cost of sales                                           11,151,343    16,408,703    24,979,458
                                                       -----------   -----------   -----------

  Gross profit                                          13,858,419    18,159,762    27,584,049

Research and development expenses                        1,686,448     2,374,174     3,311,988
Purchased research and development expenses (Note 3)                                 4,705,000
Selling, general, and administrative expenses            6,095,891     8,454,735    13,385,924
                                                       -----------   -----------   -----------

  Operating income                                       6,076,080     7,330,853     6,181,137
Interest income, net                                     1,156,597     1,611,064     1,625,363
Other income, net                                           52,232       290,583       272,062
                                                       -----------   -----------   -----------

  Income before provision for income taxes               7,284,909     9,232,500     8,078,562

Provision for income taxes                               2,591,624     3,393,000     4,507,549
                                                       -----------   -----------   -----------

  Net income                                           $ 4,693,285   $ 5,839,500   $ 3,571,013
                                                       ===========   ===========   ===========

Net income per common and common equivalent share:
  Basic                                                $       .65   $       .71   $       .44
                                                       ===========   ===========   ===========

  Diluted                                              $       .61   $       .70   $       .42
                                                       ===========   ===========   ===========

Weighted average common and common equivalent
shares outstanding:
  Basic                                                  7,184,066     8,228,408     8,173,440
                                                       ===========   ===========   ===========

  Diluted                                                7,641,689     8,390,286     8,408,025
                                                       ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1996, 1997, and 1998


                                                                           UNREALIZED
                                   COMMON STOCK            ADDITIONAL        GAIN
                              -----------------------       PAID-IN        (LOSS) ON       RETAINED       TREASURY
                               SHARES        AMOUNT         CAPITAL       INVESTMENTS      EARNINGS         STOCK           TOTAL
                              --------     ----------     ------------  --------------   -----------     ----------       --------

Balance, March 31, 1995       3,290,658    $   3,291     $   593,735                     $ 5,676,829     $  (554,000)   $ 5,719,855

Issuance of common stock        680,625          681         909,819                                                        910,500

Issuance of common stock
 through initial public
 offering, net of offering
 costs                        2,096,725        2,097      32,576,165                                                     32,578,262

Purchase of 351,000
shares of treasury stock                                                                                  (3,280,881)    (3,280,881)

Net income                                                                                 4,693,285                      4,693,285
                              ---------    ---------     -----------      ----------     -----------     -----------    -----------
Balance, March 31, 1996       6,068,008        6,069      34,079,719                      10,370,114      (3,834,881)    40,621,021

Issuance of common stock         22,500           22          39,978                                                         40,000

Purchase of 146,250
 shares of treasury stock                                                                                 (1,435,663)    (1,435,663)

Unrealized loss on
 investments                                                              $  (77,669)                                       (77,669)

Net income                                                                                 5,839,500                      5,839,500
                              ---------    ---------     -----------      ----------     -----------     -----------    -----------
Balance, March 31, 1997       6,090,508        6,091      34,119,697         (77,669)     16,209,614      (5,270,544)    44,987,189

Issuance of common stock         73,675           73         192,596                                                        192,669

Income tax benefit from
 exercise of
 nonqualified
 stock options                                               405,542                                                        405,542

Purchase of 1,916 shares
 of treasury stock                                                                                           (30,009)       (30,009)

Unrealized gain on
 investments                                                                 308,400                                        308,400

Three-for-two stock split     3,082,091        3,082          (3,082)                                                             0

Net income                                                                                 3,571,013                      3,571,013
                              ---------    ---------     -----------      ----------     -----------     -----------    -----------

Balance, March 31, 1998       9,246,274    $   9,246     $34,714,753      $  230,731     $19,780,627     $(5,300,553)   $49,434,804
                              =========    =========     ===========      ==========     ===========     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 1996, 1997, and 1998

                                                                        1996            1997             1998
Cash flows from operating activities:
  Net income                                                        $ 4,693,285     $ 5,839,500     $ 3,571,013
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                       235,138         355,996         574,917
     Amortization of intangibles                                                                        121,291
     Amortization of discount on investments                           (538,810)     (1,149,879)     (1,159,415)
     Provision for losses on accounts receivable                         11,074         416,000         717,722
     Loss on disposal of property and equipment                                                          17,345
     Purchased research and development expenses                                                      4,705,000
     Gain on sale of investments                                                       (277,047)       (363,000)
     Deferred income taxes                                               (9,856)       (234,385)       (492,000)
     Changes in operating assets and liabilities:
       Accounts receivable - trade                                   (1,731,352)     (1,549,066)     (6,105,006)
       Inventories                                                   (1,450,199)       (348,313)       (825,563)
       Accounts payable and accrued expenses                           (173,715)        672,778       1,021,656
       Other                                                            (21,861)        250,469       1,435,338
       Income taxes payable/receivable                                   (5,217)        277,385       1,154,681
                                                                    -----------     -----------     -----------
          Net cash provided by operating activities                   1,008,487       4,253,438       4,373,979
                                                                    -----------     -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                                  (550,763)     (1,668,370)     (5,106,200)
  Purchases of investments available for sale                       (73,855,402)    (67,852,690)    (59,040,639)
  Purchase of the PolyCon Companies, net of cash acquired (Note 3)                                   (8,663,000)
  Purchase of intangible assets                                                                        (119,403)
  Proceeds from dispositions of property, plant, and equipment                                           41,291
  Proceeds from sale of investments                                  18,973,858       5,551,134      13,513,303
  Proceeds from maturities of investments                            19,876,000      59,673,658      50,282,448
                                                                    -----------     -----------     -----------
          Net cash used in investing activities                     (35,556,307)     (4,296,268)     (9,092,200)
                                                                    -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from note payable and line of credit                       6,100,000       8,000,000      12,136,719
  Repayment of note payable and line of credit                       (1,100,000)     (5,000,000)     (8,000,000)
  Proceeds from initial public offering                              32,578,262
  Proceeds from issuance of common stock                                910,500          40,000         192,669
  Income tax benefit from exercise of nonqualified stock options                                        405,542
  Purchase of treasury stock                                         (3,280,881)     (1,435,663)        (30,009)
                                                                    -----------     -----------     -----------
          Net cash provided by financing activities                  35,207,881       1,604,337       4,704,921
                                                                    -----------     -----------     -----------

          Net increase (decrease) in cash and cash equivalents          660,061       1,561,507         (13,300)
Cash and cash equivalents, beginning of year                            202,817         862,878       2,424,385
                                                                    -----------     -----------     -----------

Cash and cash equivalents, end of year                              $   862,878     $ 2,424,385     $ 2,411,085
                                                                    ===========     ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                         $     3,579      $    8,021      $   21,083
                                                                    ===========      ==========      ==========

     Cash paid during the year for income taxes, net of refunds
       received                                                     $ 2,606,693      $3,350,000      $3,857,000
                                                                    ===========      ==========      ==========

Noncash transactions:
  During the 1997 and 1998 fiscal year, the Company recorded $(77,669) and $308,400 of unrealized losses and gains, respectively, related to its available for sale investments. The unrealized losses and gains were recorded as non-cash changes of long-term investments and shareholders' equity, respectively.


The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         Cybex Computer Products Corporation (the Company) develops, produces and markets computer keyboard, video monitor and mouse switch and extension products. The Company sells its products to dealers, end-users and original equipment manufacturers in the United States, Canada, and Europe as well as in other foreign markets. The Company has manufacturing facilities located in Huntsville, Alabama; Shannon, Ireland; and Steinhagen, Germany (see Note 3). In addition, the Company has a wholly owned subsidiary, Cybex International Corporation (CIC), to facilitate sales in certain overseas markets and obtain more favorable U.S. income tax treatment on those sales. International sales, principally to customers in European countries, accounted for approximately 20%, 21%, and 26% of the Company's net sales for the years ended March 31, 1996, 1997, and 1998, respectively.

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

         FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         The Company's investments are composed of U.S. treasury bills, U.S. treasury notes, and common stock. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. All of the Company's investments at March 31, 1997 and 1998 have been classified as available for sale (see Note 8).

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

INTANGIBLE ASSETS - Intangible assets are being amortized using the following methods and estimated useful lives:

                 DESCRIPTION                                  METHOD                               USEFUL LIFE
                 -----------                                  ------                               -----------
                 Trademarks                              Straight-line                                 15
                 Goodwill                                Straight-line                                  8
                 Licenses                                Straight-line                                  3


         LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1996, 1997, or 1998.

         LIABILITY FOR SALES AND WARRANTY RETURNS - The Company's sales generally include a one-month unconditional return policy and a twelve-month warranty for product defects. The Company also allows additional rights of return to certain of its distributors. The liability for sales and warranty returns which totaled approximately $345,000 and $786,000 at March 31, 1997 and 1998, respectively, is management's estimate of the Company's liability for such sales returns (at gross profit foregone) and warranty returns (at cost to repair or replace products) on sales made by the Company. This liability is included in other current liabilities in the consolidated balance sheets.

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

         FOREIGN CURRENCY - The Company records transactions denominated in foreign currency on a monthly basis, using the average monthly exchange rate. Bank accounts denominated in foreign currency are translated as of the ending balance sheet dates using the current exchange rates. Approximately 65% of all bank accounts are denominated in United States currency.

         REVENUE RECOGNITION - The Company records sales upon shipment of the related products, net of any discounts and provision for warranty returns.

         GOVERNMENT GRANTS - The Company records government grants received in connection with its Ireland operations (see Note 3) as reductions of the corresponding expense in the consolidated statements of income. Proceeds from the rent reduction grant are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of expense over a twelve month period from the creation of the related job. Grants recognized during fiscal year 1997 and 1998 as a reduction of related expenses totaled approximately $168,000 and $545,000, respectively. Accounts receivable of $410,500 and $235,000 and deferred revenue of $352,000 and $93,000 related to the grants were included in the consolidated balance sheets at March 31, 1997 and 1998, respectively.

         RESEARCH AND DEVELOPMENT EXPENSE - Research and development expenses for Company- sponsored projects are expensed as incurred.

         ADVERTISING EXPENSE - Advertising costs are expensed as incurred. Advertising expense totaled approximately $2,239,000, $2,180,000, $2,865,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in fiscal 1999. The Company does not expect the impact of these pronouncements to be material.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 consolidated financial statements in order to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income, operating cash flows, or total shareholders' equity.

3.       EUROPEAN OPERATIONS

         On July 9, 1996, the Company formally established operations in Shannon, Ireland through its newly-formed subsidiary, Cybex Europe Ltd. (Cybex Europe).

         Cybex Europe executed an agreement with the Shannon Free Airport Development Company Limited (Shannon Development) under which Cybex Europe will receive grant monies related to salary and rent expense. The maximum amount attainable under the agreement is approximately $1.6 million. The grant monies would be repayable, in whole or in part, should (1) Cybex Europe fail to meet certain business related objectives established under the agreement which are to be achieved over a three-year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date the last claim is made by the Company for grant monies paid by Shannon Development.

         On December 31, 1997, the Company through Cybex Europe acquired Elsner Computertechnik GmbH and PolyCon Data Systems GmbH (collectively the PolyCon Companies), both privately held companies in Steinhagen, Germany, for a combined purchase price of approximately $8.8 million including acquisition related expenditures. The closing of the acquisition occurred on December 31, 1997. The acquisition of the PolyCon Companies was funded by Cybex Europe from its available cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of the PolyCon Companies based on their fair values at the date of acquisition. Operating results of the PolyCon Companies since December 31, 1997 are included in the Company's consolidated financial statements.

         Costs allocated to research and development assets with alternative future uses were capitalized and the remaining $4,705,000 of acquired research and development costs were expensed as a one-time charge on December 31, 1997.

    The estimated fair value of assets acquired and liabilities assumed in the acquisition is as follows:

        Cash                                                                         $       153,000
        Accounts receivable                                                                  634,000
        Inventory                                                                          1,386,000
        Other assets                                                                          37,973
        Property and equipment                                                               398,000
        Trademarks                                                                           806,000
        Acquired research and development                                                  4,705,000
        Goodwill                                                                           2,914,027

        Fair value of liabilities assumed:
           Accounts payable                                                                1,524,000
           Other liabilities                                                                 694,000
                                                                                     ---------------

        Cash paid                                                                    $     8,816,000
                                                                                     ===============

         The following unaudited pro forma summary combines the results of operations of the Company with the acquisition of the PolyCon Companies as if the acquisition had occurred at April 1, 1996. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective fiscal years, or of results which may occur in the future.

                                                                                           1997              1998
                   Net sales (in thousands)                                          $     39,911      $    59,514
                   Net income (in thousands)                                         $      6,374      $     4,266
                   Earnings per share - basic and diluted                            $        .76      $       .51

         Pro forma earnings per share for the years ended March 31, 1997 and 1998 is calculated by dividing pro forma net income by the weighted average shares outstanding of 8,390,286 and 8,408,025, respectively.

4.       Initial Public Offering

         On July 28, 1995, the Company completed an initial public offering
         (IPO) of its common stock, receiving net proceeds (after deductions of underwriting discounts and other offering expenses) of $32,578,262 from the sale of 2,096,725 shares of common stock at the IPO price of $17 per share. The Company has used and expects to continue to use the proceeds for working capital and other general corporate purposes, including product development activities to enhance its existing products and develop new products, expansion of sales and marketing activities, expansion of the Company's current facilities and construction of additional facilities and acquisitions.

5.       Stock Split

         On March 31, 1998, the Company declared a 3-for-2 stock split. All capital stock and stock option information included in the consolidated financial statements and notes thereto gives retroactive effect to the split except with respect to the consolidated statements of shareholders' equity prior to the year ended March 31, 1998.

6.       Stock Repurchase Plan

         The Board of Directors approved a stock repurchase plan during December 1995 to purchase up to 750,000 shares of Company stock on the open market. During the 1996 fiscal year, the Company purchased 351,000 shares of treasury stock at prices ranging from $8.33 to $9.83 per share. During the 1997 fiscal year, the Company purchased 146,250 shares of treasury stock at prices ranging from $9.59 to $10.09 per share. The share and per share amounts have been retroactively adjusted to reflect the effect of the 3-for-2 stock split discussed in Note 5.

7.       Inventories

         A summary of inventories at March 31, 1997 and 1998 is as follows:

                                                                                         1997             1998
        Raw materials                                                           $     2,358,877    $    4,060,360
        Work in process                                                                 888,089           957,288
        Finished goods                                                                  588,390         1,029,271
                                                                                ---------------    --------------

                                                                                $     3,835,356    $    6,046,919
                                                                                ===============    ==============


8.       Investments

         The cost and approximate market values of available-for-sale securities at March 31, 1997 and 1998 are as follows:

                                                                      GROSS            GROSS          ESTIMATED
                                                 AMORTIZED         UNREALIZED        UNREALIZED         MARKET
                                                   COST               GAINS            LOSSES           VALUES
                                             --------------------------------------------------------------------
1997
----
          U.S. Treasury bills                 $     38,688,836                                       $ 38,688,836
          Marketable equity securities               2,227,887     $    58,327       $  (135,996)       2,150,218
          Corporate bonds                               46,000                                             46,000
                                              ----------------     -----------       -----------     ------------
                                              $     40,962,723     $    58,327       $  (135,996)    $ 40,885,054
                                              ================     ===========       ===========     ============
1998
----
          U.S. Treasury bills                 $     32,878,354                                       $ 32,878,354
          U.S. Treasury notes                        2,041,570                                          2,041,570
          Marketable equity securities               2,810,102     $   279,669       $   (48,938)       3,040,833
                                              ----------------     -----------       -----------     ------------
                                              $     37,730,026     $   279,669       $   (48,938)    $ 37,960,757
                                              ================     ===========       ===========     ============

         The amortized cost and market values of debt instruments with fixed maturities at March 31, by expected maturity, are shown as follows:


                                           1997                               1998
                                ----------------------------     -----------------------------
                                AMORTIZED        MARKET           AMORTIZED          MARKET
                                  COST           VALUE              COST              VALUE
                                -----------     ------------     ------------      -----------
Due in one year or less         $38,688,836      $38,688,836      $34,919,924      $34,919,924
Due after one year through
   five years                        46,000           46,000
                                -----------      -----------      -----------      -----------
                                $38,734,836      $38,734,836      $34,919,924      $34,919,924
                                ===========      ===========      ===========      ===========


         Gross realized gains on the sale of investments available for sale were approximately $492,000 and $705,000 in 1997 and 1998, respectively. Gross realized losses were approximately $215,000 and $342,000 in 1997 and 1998, respectively. There were no realized gains or losses in 1996.

9.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 1997 and 1998:


                                                    1997             1998
        Land                                   $   709,625       $   709,625
        Engineering and testing equipment          168,892           622,982
        Production equipment                       574,565           772,266
        Marketing fixtures and equipment           105,185           140,536
        Office furniture and equipment             408,702           513,231
        Computer software and equipment          1,260,473         1,604,136
        Automotive equipment                        17,124            49,727
        Leasehold improvements                      45,282           170,965
        Construction in progress                     3,750         4,090,721
                                               -----------       -----------

                                                 3,293,598         8,674,189
        Less accumulated depreciation             (871,306)       (1,422,277)
                                               -----------       -----------


                                               $ 2,422,292       $ 7,251,912
                                               ===========       ===========


10.     INTANGIBLES

         Intangible assets as of March 31, 1997 and 1998 consist of the following:


                                                          1997              1998
        Trademarks                                     $  79,077         1,002,523
        Goodwill and other                                28,446         2,944,430

           Total intangible assets                       107,523         3,946,953
        Less accumulated amortization                     (4,291)         (125,582)
                                                       ---------       -----------

           Intangible assets, net of amortization      $ 103,232       $ 3,821,371
                                                       =========       ===========


11.      SHORT-TERM BORROWINGS

         At March 31, 1997 and 1998, the Company had $8,000,000 and $12,000,000,
         respectively, outstanding under short-term note payables bearing interest at the bank's prime rate (8.50% and 8.188% at March 31, 1997 and 1998, respectively). The amounts outstanding at March 31, 1997 and 1998 were repaid on April 3, 1997 and April 2, 1998, respectively.

         The Company has a bank line of credit which provides for borrowings up to $5,000,000. Interest on outstanding advances was payable monthly at the bank's prime rate at March 31, 1997 and LIBOR plus 2.5% at March 31, 1998 (8.50% and 8.19% at March 31, 1997 and 1998, respectively).
         The line of credit is collateralized by the Company's accounts receivable, inventories, and certain intangible assets and is due on demand. The line of credit expires June 30, 1998. The Company had no amounts outstanding on the line of credit at March 31, 1997 or 1998.

         The Company's newly acquired subsidiary, the PolyCon Companies, has a bank line of credit which provides for borrowings up to $2,500,000. The Company had no amounts outstanding on the line of credit at March 31, 1998.

12.      INCOME TAXES

         The provision (benefit) for income taxes for the years ended March 31, 1996, 1997, and 1998 is comprised of the following:


                                                          1996              1997             1998
U. S. operations:
  Current:
     Federal                                          $ 2,377,923       $ 3,263,747       $ 4,326,000
     State                                                223,557           363,638           481,000
                                                      -----------       -----------       -----------
                                                        2,601,480         3,627,385         4,807,000
                                                      -----------       -----------       -----------
  Deferred:
     Federal                                               (8,952)         (185,747)         (468,000)
     State                                                   (904)          (20,638)          (52,000)
                                                      -----------       -----------       -----------
                                                           (9,856)         (206,385)         (520,000)
                                                      -----------       -----------       -----------
Total U. S. operations tax provision                    2,591,624         3,421,000         4,287,000
Total foreign operations tax provision (benefit)                            (28,000)          220,549
                                                      -----------       -----------       -----------
         Total provision                              $ 2,591,624       $ 3,393,000       $ 4,507,549
                                                      ===========       ===========       ===========


         The provision for federal income tax differs from the amount computed by applying the statutory rate to taxable income as follows:


                                                        1996              1997              1998
Computed "expected" federal income tax expense      $ 2,476,869       $ 3,139,050       $ 2,746,711
Add (deduct):
  CIC foreign sales corporation income                  (20,289)          (10,821)          (22,473)
  State income tax deduction                            (75,702)         (116,620)         (145,860)
  Change in valuation allowance                                                           2,352,500
  Tax effect resulting from foreign activities                                           (1,025,935)
  Other                                                 (11,907)           66,391           (46,943)
                                                    -----------       -----------       -----------
                                                    $ 2,368,971       $ 3,078,000       $ 3,858,000
                                                    ===========       ===========       ===========

         The components of the deferred income tax assets and liabilities at March 31, 1997 and 1998 are as follows:


                                                              1997              1998
Current deferred income tax asset:

  Allowance for doubtful accounts                         $   127,500       $   214,200
  Liability for sales and warranty returns                    114,800           230,300
  Accrued vacation                                             32,400            27,100
  Inventory                                                   348,300           527,300
  Other reserves                                                                145,100
                                                          -----------       -----------
                                                          $   623,000       $ 1,144,000
                                                          ===========       ===========
Net noncurrent deferred income tax asset (liability):

         Accumulated depreciation                         $  (108,000)      $  (109,000)
         Foreign subsidiary intangibles and other              28,000         2,352,500
                                                          -----------       -----------
                                                              (80,000)        2,243,500
Less valuation allowance                                                     (2,352,500)
                                                          -----------       -----------
                                                          $   (80,000)      $  (109,000)
                                                          ===========       ===========


         As discussed in Note 3, the Company expensed $4,705,000 of acquired research and development costs during the year ended March 31, 1998 in connection with the acquisition of the PolyCon Companies. For German tax purposes, the amount was capitalized as part of goodwill and will be amortized over 15 years. The Company has a full valuation allowance recorded against this asset at March 31, 1998. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its German operations.

13.      EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share for the years ended March 31, 1996, 1997, and 1998 is as follows:

                                                   INCOME           SHARES      PER-SHARE
                                                 (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                ------------     -------------  ---------
FOR THE YEAR ENDED 1996
-----------------------
BASIC EPS
Income available to common stockholders          $4,693,285      7,184,066      $   0.65
EFFECT OF DILUTIVE SECURITIES
Stock options                                                      457,623
DILUTED EPS
Income available to common stockholders and      $4,693,285      7,641,689      $   0.61
         assumed conversions

FOR THE YEAR ENDED 1997
-----------------------
BASIC EPS
Income available to common stockholders          $5,839,500      8,228,408      $   0.71
EFFECT OF DILUTIVE SECURITIES
Stock options                                                      161,878
DILUTED EPS
Income available to common stockholders and      $5,839,500      8,390,286      $   0.70
         assumed conversions

FOR THE YEAR ENDED 1998
-----------------------
BASIC EPS
Income available to common stockholders          $3,571,013      8,173,440      $   0.44
EFFECT OF DILUTIVE SECURITIES
Stock options                                                      234,585
DILUTED EPS
Income available to common stockholders and
         assumed conversions                     $3,571,013      8,408,025      $   0.42


         The following options were outstanding during the respective year granted, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year.

                                    OPTIONS            EXERCISE
                                    GRANTED              PRICE                   EXPIRATION
                                    -------           -------------              -----------
FOR THE YEARS ENDED MARCH 31:

         1996                        39,750           $16.00-$17.42              2000 - 2007
         1997                       240,188           $10.67.$16.00              2000 - 2007
         1998                        41,438           $13.33-$16.00              2000 - 2005

14.      COMMITMENTS

         The Company leases the buildings containing its offices and manufacturing facilities and certain equipment under various operating leases. Rent expense under these leases totaled approximately $259,000, $312,000, and $401,000 for the years ended March 31, 1996, 1997, and
         1998, respectively. Minimum future rental payments under the noncancellable operating leases are approximately as follows:

       YEAR ENDING MARCH 31:
                1999                                                       $  737,000
                2000                                                          674,000
                2001                                                          582,000
                2002                                                          552,000
                2003                                                          499,000
                Thereafter                                                  3,777,000
                                                                           ----------
                                                                           $6,821,000
                                                                           ==========


         The Company's lease for certain of its offices and manufacturing facilities expires July 31, 2003, but may be renewed for an additional five-year term. The Company has the option to purchase the facilities at any time during the lease term for $1,800,000 less $40,000 per year for each year that the Company leases the facilities.

15.      STOCK OPTIONS

         In 1989 the Company adopted an Employee Incentive Stock Option Plan (the 1989 Plan) whereby the Board of Directors may, from time to time, grant stock options to officers and key employees of the Company. The Company set aside 1,181,250 shares of common stock for the 1989 plan. The options granted under this plan are not exercisable during the first two year following the grant date and expire five years from the date of grant. The plan provides that the exercise price be equal to the fair market value of the common stock, as defined in the plan, the date of grant, except for options issued to persons who own more than 10% of the Company's outstanding common stock whose exercise price is equal to 110% of the fair market value of the common stock at the date of grant. On July 10, 1995, the Company's shareholder approved changes to the Company's stock option plans whereby the 1989 Plan was terminate and replaced by the 1995 Employee Stock Option Plan (the 1995 Plan). Under the 1995 Plan, options vest and are exercisable in twenty percent increments beginning one year from the date of grant and expire ten years from the date of grant. The Company set aside 421,875 shares of common stock for the 1995 Plan. During 1998, the shareholders approved 450,000 additional shares of common stock to be set aside for the 1995 plan.

         The Company's stockholders also approved options for 271,688 shares of common stock for directors who are not employees of the Company under the Company's Directors= Compensation Equity Program (the Program). During 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the Program was terminated and replaced by the 1995 Outside Directors Stock Option Plan (the 1995 Directors Plan). Under the 1995 Directors Plan, options vest and are immediately exercisable on date of grant and expire ninety days after the time the Participant ceases to be a Director if the Director terminated for cause or three years after the date of termination if such termination is due to retirement, permanent disability, or death. The Company has set aside 84,375 shares of common stock for the 1995 Directors Plan.

         Pertinent information regarding the plans which has been retroactively restated for the 3-for-2 stock split is as follows:


                                                                 RANGE OF            WEIGHTED
                                             NUMBER OF           EXERCISE            AVERAGE           VESTING
                                              OPTIONS             PRICES          EXERCISE PRICE      PROVISIONS
                                            -------------    ---------------      --------------      -----------
Options outstanding, March 31, 1995             1,206,563    $  .45 - $ 1.78          $  .99           Various
Options granted                                    11,250    $11.33 - $16.00          $12.89           100%/year
Options granted                                   127,688    $ 9.17 - $13.33          $11.09            20%/year
Options exercised                              (1,020,938)   $  .45 - $ 1.71          $  .89           Various
                                            -------------

Options outstanding, March 31, 1996               324,563    $ 1.19 - $16.00          $ 5.65           Various
Options granted                                    18,750    $11.00 - $11.33          $11.13           100%/year
Options granted                                   142,500    $ 8.83 - $12.10          $11.19            20%/year
Options exercised                                 (33,750)            $ 1.19          $ 1.19            20%/year
                                            -------------

Options outstanding, March 31, 1997               452,063    $ 1.19 - $16.00          $ 7.96           Various
Options granted                                    11,250             $14.42          $14.42           100%/year
Options granted                                   234,750    $ 9.67 - $17.42          $12.41            20%/year
Options exercised                                (110,513)   $ 1.19 - $13.33          $ 1.75           Various
Options forfeited                                  (1,800)            $13.33          $13.33            20%/year
                                            -------------
Options outstanding, March 31, 1998               585,750
                                            =============

         The following table summarizes information about stock options outstanding at March 31, 1998.


                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          ---------------------------------------------------          --------------------------
                                                WEIGHTED
                                                 AVERAGE             WEIGHTED                           WEIGHTED
      RANGE OF                                  REMAINING             AVERAGE                            AVERAGE
      EXERCISE                NUMBER           CONTRACTUAL           EXERCISE            NUMBER         EXERCISE
       PRICES               OUTSTANDING           LIFE                 PRICE           EXERCISABLE        PRICE
  ---------------         ---------------      -----------           --------          -----------      ---------
           $ 1.78                  44,063         7.81                $ 1.78                29,813        $ 1.78
  $ 8.83 - $11.00                 252,000         8.55                $10.27                46,350        $10.12
  $11.33 - $12.10                 153,000         8.62                $11.55                39,600        $11.43
  $12.33 - $15.00                  96,937         8.89                $14.16                24,525        $13.83
  $16.00 - $17.42                  39,750         9.46                $16.45                 3,750        $16.00
                           --------------                                              -----------
                                  585,750                                                  144,038
                           ==============                                              ===========

         The options above were issued at exercise prices which approximate fair market value at the date of grant. At March 31, 1998, 411,862 shares are available for grant under the plans.

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


                                                                     1996               1997              1998
Net income - as reported                                       $    4,693,285       $  5,839,500      $  3,571,013
Net income - pro forma                                         $    4,607,184       $  5,559,083      $  3,074,098
Diluted earnings per share - as reported                       $          .61       $        .70      $        .42
Diluted earnings per share - pro forma                         $          .60       $        .67      $        .37

         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                      1996                   1997                    1998
Dividend yield                                            0                      0                       0
Expected life (years)                                 3 - 5                  3 - 5                   3 - 5
Expected volatility                                    45.7%                  45.7%            44.2 - 45.7%
Risk-free interest rate (range)                5.77% - 5.88%          6.16% - 6.35%           5.98% - 6.35%

16.      RETIREMENT PLAN

         The Company has a 401(k) savings and profit sharing plan, the Cybex Computer Products Corporation Retirement Plan, covering substantially all employees. The Company will match 25% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled approximately $32,000, $53,000, and $91,000 for the years ended March 31, 1996, 1997, and
         1998, respectively. The Company may also elect to make discretionary contributions as determined by its Board of Directors. The Company did not make discretionary contributions during the fiscal years ended March 31, 1996, 1997, or 1998.

17.      CONTINGENCIES

         The Company has a contingent liability resulting from litigation enacted by Apex PC Solutions, Inc. (Apex). Apex contends in a lawsuit filed against the Company in the U.S. District Court in Seattle, Washington that the Company has infringed Patent No. 5,721,842. After extensive review of the claims at issue, management does not believe that any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. The Company has also been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened litigation matter that will have a material adverse effect on the Company's business, operations, financial condition or cash flows.

18.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.


                                                                          THREE MONTHS ENDED
                                                  -------------------------------------------------------------
(In Thousands, Except for Per Share Amounts)
                                                     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,      MARCH 31,
                                                      1996            1996            1996            1997
                                                  -------------   -------------   -------------   -------------
Net sales                                         $       7,428   $       8,050   $       8,917   $      10,173
Gross profit                                      $       3,941   $       4,279   $       4,695   $       5,245
Operating income                                  $       1,543   $       1,840   $       1,846   $       2,102
Net income                                        $       1,231   $       1,473   $       1,533   $       1,603
Net income per share (1):

   Basic                                          $         .15   $         .18   $         .19   $         .20
   Diluted                                        $         .15   $         .17   $         .18   $         .19


                                                                           THREE MONTHS ENDED
                                                  -------------------------------------------------------------
(In Thousands, Except for Per Share Amounts)
                                                     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,       MARCH 31,
                                                      1997            1997           1997              1998
                                                  -------------   -------------   -------------   -------------
Net sales                                         $      10,695   $      11,267   $      12,537   $      18,064
Gross profit                                      $       5,646   $       5,923   $       6,567   $       9,464
Operating income                                  $       2,159   $       2,388   $      (2,019)  $       3,653
Net income                                        $       1,702   $       1,937   $      (2,659)  $       2,591
Net income per share (1):

   Basic                                          $         .21   $         .24   $        (.33)  $         .31
   Diluted                                        $         .21   $         .23   $        (.31)  $         .31

(1) The net income per share for each quarter within a fiscal year does not necessarily equal the total net income per share for that particular fiscal year due to variations in the estimated value of the Company's common stock during the year and the effect these variations had on the shares outstanding calculation.

                         [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

Our report on the consolidated financial statements of Cybex Computer Products Corporation has been included on page 28 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
May 1, 1998

                                                                     SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 1996, 1997, and 1998

                                                                CHARGED       CHARGED
                                                 BEGINNING         TO            TO
                                                  BALANCE       EXPENSES      ACCOUNTS     DEDUCTIONS(1)      OTHER        BALANCE
                                                 ---------     ----------     --------     -------------    ---------     ----------
YEAR ENDED MARCH 31, 1996:
     Allowance for doubtful accounts             $134,076      $   11,074      $    --      $  (13,767)      $     --     $  131,383
     Allowance for inventory obsolescence        $150,000      $  103,000      $    --      $       --       $     --     $  253,000
     Liability for sales and warranty returns    $371,792      $ (171,792)     $    --      $       --       $     --     $  200,000

YEAR ENDED MARCH 31, 1997:
     Allowance for doubtful accounts             $131,383      $  416,000      $    --      $ (196,546)      $     --     $  350,837
     Allowance for inventory obsolescence        $253,000      $  244,840      $    --      $       --       $     --     $  497,840
     Liability for sales and warranty returns    $200,000      $  144,654      $    --      $       --       $     --     $  344,654

YEAR ENDED MARCH 31, 1998:
     Allowance for doubtful accounts             $350,837      $  717,721      $    --      $ (200,880)      $ 95,206     $  963,083
     Allowance for inventory obsolescence        $497,840      $  667,955      $    --      $       --       $199,980     $1,365,775
     Liability for sales and warranty returns    $344,654      $  440,966      $    --      $       --       $     --     $  785,620
     Valuation allowance for income taxes        $     --      $2,352,500      $    --      $       --       $     --     $2,352,500

(1) Deductions consist of specific accounts receivable written off against the allowance for doubtful accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cybex Computer Products Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYBEX COMPUTER PRODUCTS CORPORATION

                                    By: /s/ Stephen F. Thornton
                                       -------------------------------
                                       Stephen F. Thornton, Chairman of
                                       the Board of Directors, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

                                       DATED:  June 26, 1998

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


             Signature                                        Title                        Date
             ---------                                        -----                        ----
         /s/ Stephen F. Thornton
         -----------------------                    Chairman of the Board of           June 26, 1998
         Stephen F. Thornton                        Directors, President and Chief

                                                    Executive Officer
                                                    (Principal Executive Officer)
         /s/ Doyle C. Weeks
         -----------------------                    Senior Vice President - Finance,   June 26, 1998
         Doyle C. Weeks                             Chief Financial Officer, and
                                                    Treasurer (Principal Financial
                                                    and Accounting Officer) and
                                                    Director
         /s/ Remigius G. Shatas
         -----------------------                    Executive Vice President -         June 26, 1998
         Remigius G. Shatas                         Technology and Acquisitions,
                                                    Secretary and Director

         /s/ Oscar L. Pierce
         -----------------------                    Director                           June 26, 1998
         Oscar L. Pierce

         /s/ David S. Butler
         -----------------------                    Director                           June 26, 1998
         David S. Butler

         /s/ Douglas E. Pritchett
         ------------------------                   Director                           June 26, 1998
         Douglas E. Pritchett

                                       47

                                EXHIBIT INDEX

        Exhibit
        Number                               Description
        ------                               -----------

          2.1 Purchase and Sale Agreement by and between the Company, Cybex Europe and Edgar and Stephanie Elsner effective
                    December 31, 1997 incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 2.1 (b) to the
                    Company's Current Report on Form 8-K filed January 14, 1998.

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

         10.2* Commercial Variable Rate Revolving or Draw Note by and between the Company and First Commercial Bank and related
                    Security Agreement dated July 1, 1997 and the related Loan
                    Modification Agreement dated March 5, 1998.

         10.3*      Commercial Fixed Rate Promissory Note by and between the
                    Company and First Commercial Bank and related Security
                    Agreement dated March 25, 1998.

         10.4 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.2 to Registration Statement
                    No. 33-93124, and Amendment to 1989 Employee Incentive Stock
                    Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.13 to
                    Amendment No. 1 to Registration Statement No. 33-93124.

         10.5       1995 Employee Stock Option Plan, incorporated by reference
                    (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                    10.3 to Registration Statement No. 33-93124.

         10.6 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.4 to Registration Statement No. 33-93124.

         10.7*      1998 Employee Stock Incentive Plan.

         10.8       Smith Barney Shearson Flexible Prototype Nonstandardized
                    401(k) Plan Adoption Agreement #007 and Smith Barney
                    Shearson Prototype Defined Contribution Plan Document #005 and Trust Agreement, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended March 31, 1997.

         10.9 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.7 to Registration Statement
                    No. 33-93124.

         10.10 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.8 to Registration Statement
                    No. 33-93124.

         10.11 Employment and Noncompetition Agreement by and between the Company and Robert R. Asprey, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.9 to Registration Statement No. 33-93124.

         10.12 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.10 to Registration Statement No. 33-93124.

         10.13 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.11 to Registration Statement No. 33-93124.

         13 Cybex Computer Products Corporation Annual Report to Shareholders for the Fiscal Year Ended March 31, 1998. Such Annual Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form 10- K Annual Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

         21*        List of Subsidiaries of the Company.

         23.1*      Consent of Coopers & Lybrand L.L.P.

         27.1-27.8* Financial Data Schedule for current period and restated
                    Financial Data Schedules for other periods (for SEC use only).

    * As filed herewith.