Form 10-Q
period 1998-07-03
CYBEX COMPUTER PRODUCTS CORP
filed 1998-08-14
CIK 946360

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

                  FOR THE QUARTERLY PERIOD ENDED: JULY 3, 1998

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
         (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES X    NO
                                       --      --

    AS OF AUGUST 14, 1998, 8,292,771 SHARES OF THE REGISTRANT'S COMMON STOCK
                       $.001 PAR VALUE, WERE OUTSTANDING.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                                  JULY 3, 1998


                                TABLE OF CONTENTS



                                                                                    PAGE
Part I  - FINANCIAL INFORMATION                                                    NUMBER
                                                                                   ------
          Item 1. Financial Statements:

                  Condensed Consolidated Balance Sheets as of March 31, 1998 and
                  July 3, 1998 ....................................................    3

                  Condensed Consolidated Statements of Income for the
                  three months ended June 30, 1997 and July 3, 1998 ...............    4

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended June 30, 1997 and July 3, 1998 ...........    5

                  Notes to Condensed Consolidated Financial Statements ............    6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................    8


Part II   OTHER INFORMATION


          Item 6. Exhibits ........................................................   13



          SIGNATURES ..............................................................   14

          INDEX OF EXHIBITS .......................................................   15


ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,        JULY 3,
                                                                                                  1998            1998
                                                                                              -----------     -------------
                                     ASSETS                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................................................     $  2,411,085    $11,379,889
  Short-term investments ................................................................       34,919,924     12,669,574
  Accounts receivable- trade, less allowance for doubtful accounts
  of $963,083 and $1,128,914, respectively ..............................................       11,430,990     12,394,704
  Inventories  ..........................................................................        6,046,919      6,898,910
  Other current assets ..................................................................          517,179        715,099
  Deferred income taxes  ................................................................        1,144,000      1,144,000
                                                                                               -----------    -----------
             Total current assets  ......................................................       56,470,097     45,202,176
Investments available for sale, at market ...............................................        3,040,833      2,908,680
Property and equipment, net of accumulated depreciation .................................        7,251,912     10,126,796
Intangibles, net  .......................................................................        3,821,371      3,776,217
Other assets  ...........................................................................          134,691         81,743
                                                                                               -----------    -----------
                                                                                               $70,718,904    $62,095,612
                                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable  .........................................................................      $12,000,000    $        --
  Accounts payable and accrued expenses..................................................        4,697,027      4,112,628
  Income taxes payable  .................................................................        1,313,415      2,306,315
  Other current liabilities .............................................................        3,027,939      3,177,438
                                                                                               -----------    -----------
              Total current liabilities .................................................       21,038,381      9,596,381
Deferred income taxes ...................................................................          109,000        109,000
Note payable ............................................................................          136,719        120,041
                                                                                               -----------    -----------
              Total liabilities .........................................................       21,284,100      9,825,422
Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued ........................................................
  Common stock, par value $.001 per share; 25,000,000 shares authorized; March 31, 1998 -- 9,246,274 shares issued,
    8,252,671 shares outstanding;  July 3, 1998 -- 9,268,374
    shares issued,  8,274,771  shares outstanding .......................................            9,246          9,268
 Additional paid in capital .............................................................       34,714,753     34,991,231
 Accumulated other comprehensive income .................................................          230,731        (18,228)
 Retained earnings  .....................................................................       19,780,627     22,588,461
 Treasury stock, at cost;  993,603 shares ...............................................       (5,300,553)    (5,300,542)
                                                                                               -----------    -----------
                 Total shareholders' equity .............................................       49,434,804     52,270,190
                                                                                               -----------    -----------
                                                                                               $70,718,904    $62,095,612
                                                                                               ===========    ===========

            See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                      JUNE 30,       JULY 3,
                                                                        1997          1998
                                                                        ----          -----

Net sales .......................................................   $10,694,694   $18,565,573

Cost of sales ...................................................     5,048,921     8,723,570
                                                                    -----------   -----------

    Gross profit ................................................     5,645,773     9,842,003

Research and development expenses ...............................       774,712     1,177,932

Selling, general and administrative expenses ....................     2,712,023     4,630,815
                                                                    -----------   -----------

    Operating income ............................................     2,159,038     4,033,256

Other income ....................................................       485,386       341,718
                                                                    -----------   -----------

    Income before provision for income taxes ....................     2,644,424     4,374,974

Provision for income taxes ......................................       942,000     1,567,140
                                                                    -----------   -----------

    Net income ..................................................   $ 1,702,424   $ 2,807,834
                                                                    -----------   -----------

Net income per common and common equivalent share:

    Basic........................................................   $       .21   $       .34
                                                                    ===========   ===========

    Diluted .....................................................   $       .21   $       .33
                                                                    ===========   ===========


Weighted average common and common equivalent shares outstanding:

   Basic ........................................................     8,148,525     8,264,778
                                                                    ===========   ===========

   Diluted ......................................................     8,299,178     8,569,279
                                                                    ===========   ===========


            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                    JUNE 30,          JULY 3,
                                                                                     1997               1998
                                                                                   ---------          -------
Cash flows from operating activities:
  Net income ...........................................................         $  1,702,424    $  2,807,834
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................              123,987         298,460
    Amortization of discount on investments ............................             (353,641)       (155,708)
    Provision for losses on accounts receivable ........................              104,000         164,394
    Gain on sale of investments ........................................              (29,969)        (18,726)
       Changes in operating assets and liabilities:
      Accounts receivable- trade .......................................             (907,799)     (1,128,107)
      Inventories ......................................................             (904,765)       (851,991)
      Accounts payable and accrued expenses ............................              369,316        (670,274)
      Other ............................................................               74,867         (58,414)
      Income taxes payable .............................................              822,035         992,900
                                                                                 ------------    ------------
    Net cash provided by operating activities ..........................            1,000,455       1,380,368

Cash flows from investing activities:
  Purchases of property and equipment ..................................             (296,844)     (3,065,250)
  Purchases of investments available for sale ..........................           (6,093,347)    (15,455,868)
  Proceeds from the sale of investments ................................            2,128,977       2,905,140
  Proceeds from maturities of investments ..............................           18,060,000      34,925,000
                                                                                 ------------    ------------
   Net cash provided by investing activities ...........................           13,798,786      19,309,022

Cash flows from financing activities:
  Repayment of note payable ............................................           (8,000,000)    (12,016,678)
  Proceeds from issuance of common stock ...............................               13,335         276,511
                                                                                 ------------    ------------
    Net cash used in financing activities ..............................           (7,986,665)    (11,740,167)
                                                                                 ------------    ------------

  Effect of exchange rate changes ......................................                   --          19,581
                                                                                 ------------    ------------

  Net increase in cash and cash equivalents ............................            6,812,576       8,968,804
Cash and cash equivalents, beginning of period .........................            2,424,385       2,411,085
                                                                                 ------------    ------------
Cash and cash equivalents, end of period ...............................         $  9,236,961    $ 11,379,889
                                                                                 ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .............................         $     13,216    $     23,852
                                                                                 ------------    ------------

  Cash paid during the period for income taxes..........................         $         --    $    515,500
                                                                                 ============    ============

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended July 3, 1998 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1998 included in the Company's Form 10-K filed June 26, 1998. Operating results for the three months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The March 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          Beginning in the first quarter of Fiscal 1999, the Company elected to report quarterly results based on a 13 week quarter. The change was made to reflect the results of operations and financial position of the Company and its subsidiaries on a more timely basis and to increase operating and financial reporting efficiency.


2. LINE OF CREDIT

          The Company renegotiated its line of credit in July, 1998, to provide borrowings of up to $7.5 million at the LIBOR plus 2.5%. The line of credit expires in August, 1999. There were no borrowings outstanding under the Company's line of credit as of July 3, 1998, or March 31, 1998.

          Polycon Computertechnik, GmbH ("PolyCon"), a subsidiary of the Company, has a bank line of credit which provides for borrowings up to $2,500,000. The Company had no amounts outstanding under the line of credit at July 3, 1998, or March 31, 1998.

3. STOCK OPTIONS

          Options to purchase 380,736 shares of common stock were issued on varying dates throughout the quarter to employees under the 1995 Employee Stock Option Plan and the 1995 Outside Directors' Stock Option Plan at the market price as of the effective date. Also, options to purchase 22,100 shares of common stock were exercised during the quarter.


4. COMPREHENSIVE INCOME

         As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses on securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of Fiscal 1999 and Fiscal 1998, total comprehensive income amounted to $2,558,875 and $1,780,093, respectively.


5. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months ended June 30, 1997, and July 3, 1998, is as follows:


                                                     Income                     Shares                  Per-Share
                                                     (Numerator)                (Denominator)             Amount

For the quarter ended June 30, 1997
  Basic EPS
    Income available to common shareholders          $1,702,424                 8,148,525                 $0.21
  Effect of Dilutive Securities
    Stock Options                                                                 150,653
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $1,702,424                 8,299,178                 $0.21


For the quarter ended July 3, 1998
  Basic EPS
    Income available to common shareholders          $2,807,834                 8,264,778                 $0.34
  Effect of Dilutive Securities
    Stock Options                                                                 304,501
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $2,807,834                 8,569,279                 $0.33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission on June 26, 1998.

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation
(DEC), IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xPTM/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced design, and was the basis for mid and high range products developed since its introduction. The Company introduced SwitchView(TM), a two and four port KVM Switch Product in mid Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of PolyCon the Company obtained several switching solutions including the PolyCon/S, a console switching hub, and the PolyCon/XS, a matrix console switching hub. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware 4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's KVM extension products ("KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. The PC ExtenderTM SNAP, introduced in late Fiscal 1997, utilizes standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks, and reduces cabling costs by half. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts. Consistent with this philosophy, the Company completed its acquisition of PolyCon on December 31, 1997 discussed later herein. The acquisition of PolyCon included intellectual property that the Company plans to leverage and integrate with its research and development resources worldwide to expand the Company's high-end console switching products for mid- and large-scale networks. The acquisition of PolyCon was consistent with the Company's strategy to expand its operations in Europe and immediately added new customer relationships and expanded distribution channels.

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

     The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distribution and catalog markets. In Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. During the second quarter of Fiscal 1998, the Company also began distribution of its branded products with a major distributor. These relationships have broadened the Company's channels of distribution of its products and are expected to increase market share.

     The Company expanded its marketing strategy to include the retail channel of distribution with the introduction of SwitchView(TM), which targets the desktop market. SwitchView(TM) was designed to address the high volume sales channels and is the Company's first product targeted to the mass market. With the acquisition of PolyCon, the Company believes it is the only KVM Switch Product manufacturer offering products ranging from the entry level PC single user switch to multi-user, multiplatform switches and console switching solutions that can control thousands of computers in data centers and server farms.

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

     Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products, a one year warranty on parts and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns. Actual returns have not been significant to date. The Company also offers sales discounts to its customers based on the level of sales. Such discounts have historically not had a significant impact on the Company's results of operations.

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 31% of the Companies sales for the quarter ended July 3, 1998 and 26% and 21% of the Company's total sales in Fiscal 1998 and Fiscal 1997, respectively.


     On July 9, 1996, the Company formally established operations in Shannon, Ireland, through its subsidiary, Cybex Europe Ltd. ("Cybex Europe"). Subsequently, the Company entered into a month to month lease with the Shannon Development Authority for temporary startup facilities located within the Shannon Free Trade Zone. The lease for the 12,500 square foot facility expired in May of 1998 when Cybex Europe moved into its new 35,000 square foot lease facility, also located in the Shannon Free Trade Zone.

     On December 31, 1997, Cybex Europe acquired PolyCon, a privately held company located in Steinhagen, Germany, pursuant to the terms and conditions of a Purchase and Sale Agreement dated December 30, 1997 between the Company, Cybex Europe and Edgar and Stephanie Elsner, for a combined purchase price of approximately $8,800,000 including acquisition related expenditures. In accordance with generally accepted accounting principles, costs allocated to acquired research and development assets with alternative future uses were capitalized, and the remaining $4,705,000 of acquired research and development costs were expensed as a one-time charge on December 31, 1997. The acquisition of PolyCon was funded by Cybex Europe from its available cash.

     On March 30, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on April 28, 1998.

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:


                                                                                         THREE MONTHS ENDED
                                                                                         JUNE 30,   JULY 3,
                                                                                         --------   -------
                                                                                         1997        1998
                                                                                         ----        ----
Net sales...............................................................................  100.0%     100.0%
  Cost of sales.........................................................................   47.2       47.0
                                                                                          -----      -----
Gross profit............................................................................   52.8       53.0
 Research and development expenses......................................................    7.3        6.4
  Selling, general and administrative expenses..........................................   25.4       24.9
                                                                                          -----      -----
Operating income........................................................................   20.1       21.7
  Other income .........................................................................    4.6        1.8
                                                                                          -----      -----
Income before income taxes..............................................................   24.7       23.5
  Provision for income taxes............................................................    8.8        8.4
                                                                                          -----      -----
Net income..............................................................................   15.9%      15.1%
                                                                                          =====      =====


Three Months Ended July 3, 1998 Compared to the Three Months Ended June 30, 1997

     Net sales increased 73.6% to $18.6 million in the three months ended July 3, 1998 from $10.7 million in the three months ended June 30, 1997. The net sales increase resulted from increased sales volume of the Company's KVM Switch Products and Extension Products, as well as additional revenues provided from the acquisition of PolyCon in December 1997. Sales of KVM Switch Products increased 82.2% to $16.6 million in the three months ended July 3, 1998 from $9.1 million in the three months ended June 30, 1997 primarily due to sales growth of the mid- and high-end KVM Switch Products, as well as the entry level KVM Switch Products. The mid- to high-end products grew 82.7% from fiscal 1998 to fiscal 1999, while the entry level product segment grew 215%. The entry level product sales growth was fueled by sales of SwitchViewTM, which was introduced in mid Fiscal 1998. Sales of KVM Extension Products increased 18.0% to $1.6 million in the three months ended July 3, 1998 from $1.4 million in the three months ended June 30, 1997. The PC Plus line and the PolyCon RC line accounted primarily for the growth in KVM Extension Product sales.

     As a percentage of net sales, the Company's KVM Switch Products increased during the current fiscal quarter to 89.3% from 85.1% and KVM Extension Products declined to 8.8% from 13.0% during the same period in Fiscal 1998. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 133.7% to $5.7 million in the three months ended July 3, 1998 from $2.4 million in the three months ended June 30, 1997 and accounted for 31% of total revenues. Sales to customers in Europe represented approximately 22.8% of total revenues for the quarter.

     Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 74.3% to $9.8 million in three months ended July 3, 1998 from $5.6 million in the three months ended June 30, 1997. Gross profit as a percentage of net sales increased from 52.8% to 53.0% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased sales to major distributors and OEMs. The Company believes its potential exposure to these risks is adequately reserved.

     Selling, general and administrative (SG&A) expenses increased 70.8% to $4.6 million (24.9% of net sales) in the three months ended July 3, 1998, from $2.7 million (25.4% of net sales) in the three months ended June 30, 1997.

The increase in dollars spent for SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for PolyCon acquired in December 1997. The increase also includes additional amounts reserved for legal costs associated with the defense of a patent infringement claim. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

      Research and development (R&D) expense grew 52.0% to $1.2 million or 6.4% of net sales in the three months ended July 3, 1998, from $.8 million or 7.3% of net sales in the three months ended June 30, 1997. The increase in dollars spent can be attributed to the additional expenses of PolyCon acquired in December 1997 and an increase in contracted research and development services. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income increased 86.8% to $4.0 million (21.7% of net sales) in the three months ended July 3, 1998, from $2.2 million (20.1% of net sales) in the three months ended June 30, 1997.

     Other income decreased 29.5% to $342,000 (1.8% of net sales) in the three months ended July 3, 1998, compared to $485,000 in the three months ended June 30, 1997. The decrease in other income recognized was the result of a decrease in funds invested as a result of the cash requirements for the acquisition of PolyCon ($8.8 million including transaction fees) in December 1997 as well as a decline in realized gains on the sale of certain investments.

     Net income increased 65.0% to $2.8 million (15.1% of net sales) in the three months ended July 3, 1998, from $1.7 million (15.9% of net sales) in the three months ended June 30, 1997, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of July 3, 1998, and for the three months then ended, the Company had an available line of credit of $5 million with no outstanding borrowings. The Company renegotiated a $2.5 million increase in the line of credit during July 1998, bringing the available line to $7.5 million. The Company's German subsidiary, PolyCon, has a bank line of credit which provides for borrowings up to $2,500,000. The Company had no amounts outstanding under the lines of credit at July 3, 1998.

     The Company's working capital position improved from $38,472,549 as of March 31, 1998 to $38,514,475 as of July 3, 1998 (adjusted to include $3,040,833 and $2,908,680 of long term-investments, respectively). This slight improvement in the Company's working capital position was due primarily to increased earnings during the quarter ended July 3, 1998 partially offset by the Company's investment in a new corporate headquarters.

     Cash provided from operating activities increased from approximately $1.0 million for the three months ended June 30, 1997 to $1.4 million for the three months ended July 3, 1998. This increase was caused by the offsetting effect of increases in net income, accounts receivable and inventory. The increase in net income and accounts receivable is attributed to the increase in sales. The increase in inventory is attributed to the overall anticipated demand for new products introduced in the products mix. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

     Capital expenditures totaled $3.1 million in the first three months of Fiscal 1999. Approximately $2.9 million of the capital expenditures related to the construction of the new corporate facility in Huntsville, Alabama. The remaining capital expenditures related to purchases of equipment for the Company and its subsidiaries.

      The Company began construction of the new corporate facility in Hunstville, Alabama during the first quarter of Fiscal 1998 on land purchased in Fiscal 1997. The new facility will contain approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. Occupancy is expected during the second quarter of Fiscal 1999. The construction of the facility is expected to cost aproximately $7.5 million.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its lines of credit will be sufficient to meet its cash requirements over the next twelve months.



YEAR 2000 COMPLIANCE

     The Company is in the process of reviewing current software and hardware to assess the impact of the year 2000 issue. Initially, the Company has determined that most of the Company's current business process software and hardware are year 2000 compliant. The Company expects to complete its year 2000 analysis by the end of Fiscal 1999 and does not believe that costs associated with bringing the Company's computer systems into full compliance with year 2000 will result in material costs to the Company. The Company's products are year 2000 compliant as well and therefore, the Company does not believe that they have any material exposure to contingencies related to the year 2000 issue for products it has sold.

     The Company is also in the preliminary stages of assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company.

CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation initiated by Apex PC Solutions ("Apex"). Apex contends in a lawsuit filed in February 1998 against the Company and others, in the US District Court in Seattle, Washington, that the Company has infringed Patent No. 5,721,842. Although the outcome of any litigation can never be certain, the Company does not believe that any of its products are covered by any valid claim of Apex's patent. It is the Company's opinion that the outcome of such contingencies will not materially affect its business, operations, financial conditions or cash flows. The Company has also been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened matter that will have a material adverse effect on the Company's business, operations, financial condition or cash flows.


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


                                     CYBEX COMPUTER PRODUCTS CORPORATION



                                     /s/ Doyle C. Weeks
                                     -------------------------------------
                                     Doyle C. Weeks
                                     Senior Vice President - Finance and
                                     Chief Financial Officer and Treasurer


Date:  August 14, 1998

                                INDEX OF EXHIBITS

EXHIBIT NO.        DESCRIPTION                                PAGE NO.
-----------        -----------                                --------

    27             Financial Data Schedule (For SEC use only)