Form 10-Q
period 1998-10-02
CYBEX COMPUTER PRODUCTS CORP
filed 1998-11-13
CIK 946360

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

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 2, 1998

                                       OR

         ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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

                              4991 CORPORATE DRIVE
                           HUNTSVILLE, ALABAMA 35805
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (256) 430-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

   AS OF NOVEMBER 13, 1998, 8,349,096 SHARES OF THE REGISTRANT'S COMMON STOCK
                      $.001 PAR VALUE, WERE O1UTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                                OCTOBER 2, 1998


                               TABLE OF CONTENTS



                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
Part I    -   FINANCIAL INFORMATION

              Item 1       Financial Statements (unaudited):

                           Condensed Consolidated Balance Sheets as of March 31, 1998 and
                           October 2, 1998 .................................................       3

                           Condensed Consolidated Statements of Income for the three and six
                           months ended  September 30, 1997 and October 2, 1998 ............       4

                           Condensed Consolidated Statements of Cash Flows for the six
                           months ended September 30, 1997 and October 2, 1998 .............       5

                           Notes to Condensed Consolidated Financial Statements ............       6

              Item 2       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .......................................      10


Part II  -   OTHER INFORMATION


              Item 6       Exhibits ........................................................      17

              SIGNATURES ...................................................................      18

              INDEX OF EXHIBITS ............................................................      19

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,          OCTOBER 2,
                                                                                         1998               1998
                                                                                       ---------         -----------
                                                     ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................................     $  2,411,085       $ 14,104,767
  Short-term investments .......................................................       34,919,924         11,570,718
  Accounts receivable- trade, less allowance for doubtful accounts
  of $963,083 and $1,281,846, respectively .....................................       11,430,990         12,085,442
  Inventories  .................................................................        6,046,919          5,598,607
  Other current assets .........................................................          517,179          1,130,941
  Deferred income taxes ........................................................        1,144,000          1,144,000
                                                                                     ------------       ------------
             Total current assets ..............................................       56,470,097         45,634,475
Investments available for sale, at market ......................................        3,040,833          2,627,077
Property and equipment, net of accumulated depreciation ........................        7,251,912         11,956,476
Intangibles, net ...............................................................        3,821,371          3,964,106
Other assets ...................................................................          134,691            111,110
                                                                                     ------------       ------------
                                                                                     $ 70,718,904       $ 64,293,244
                                                                                     ============       ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable .................................................................     $ 12,000,000       $         --
  Accounts payable and accrued expenses ........................................        4,697,027          4,190,031
  Income taxes payable .........................................................        1,313,415            710,423
  Other current liabilities ....................................................        3,027,939          3,687,929
                                                                                     ------------       ------------
              Total current liabilities ........................................       21,038,381          8,588,383
Deferred income taxes ..........................................................          109,000            109,000
Note payable ...................................................................          136,719              3,712
                                                                                     ------------       ------------
              Total liabilities ................................................       21,284,100          8,701,095
Shareholders' equity:
  Preferred stock, par value $.001 per share;  5,000,000 shares authorized;  no shares issued
  Common stock, par value $.001 per share;  25,000,000 shares authorized;  March 31,  1998 -- 9,246,274 shares issued,
   8,252,671 shares outstanding;  October 2,  1998 -- 9,286,374
   shares issued, 8,292,771 shares outstanding .................................            9,246              9,286
 Additional paid in capital ....................................................       34,714,753         35,176,213
 Accumulated other comprehensive income (loss) .................................          230,731           (110,251)
 Retained earnings .............................................................       19,780,627         25,817,442
 Treasury stock, at cost;  993,603 shares ......................................       (5,300,553)        (5,300,541)
                                                                                     ------------       ------------
                 Total shareholders' equity ....................................       49,434,804         55,592,149
                                                                                     ------------       ------------
                                                                                     $ 70,718,904       $ 64,293,244
                                                                                     ============       ============


           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,     OCTOBER 2,      SEPTEMBER 30,     OCTOBER 2,
                                                                     1997             1998             1997             1998
                                                                     ----             ----             ----             ----

Net sales .................................................      $11,267,460      $19,599,651      $21,962,154      $38,165,225

Cost of sales .............................................        5,344,454        9,133,384       10,393,375       17,856,954
                                                                 -----------      -----------      -----------       ----------
    Gross profit ..........................................        5,923,006       10,466,267       11,568,779       20,308,271

Selling, general and administrative expenses ..............        2,740,046        4,455,688        5,452,069        9,086,504

Research and development expenses .........................          794,268        1,449,103        1,568,980        2,627,035
                                                                 -----------      -----------      -----------      -----------

    Operating income ......................................        2,388,692        4,561,476        4,547,730        8,594,732

Other income ..............................................          597,858          259,249        1,083,244          600,967
                                                                 -----------      -----------      -----------      -----------

    Income before provision for income taxes ..............        2,986,550        4,820,725        5,630,974        9,195,699
Provision for income taxes ................................        1,050,000        1,591,744        1,992,000        3,158,884
                                                                 -----------      -----------      -----------      -----------

  Net income ..............................................      $ 1,936,550      $ 3,228,981      $ 3,638,974      $ 6,036,815
                                                                 ===========      ===========      ===========      ===========


Net income per common and common
  equivalent share
     Basic ................................................      $       .24      $       .39      $       .45      $       .73
                                                                 ===========      ===========      ===========      ===========

     Diluted ..............................................      $       .23      $       .37      $       .43      $       .70
                                                                 ===========      ===========      ===========      ===========

Weighted average common and common
  equivalent shares outstanding:
     Basic .................................................       8,158,097        8,291,207        8,153,337        8,278,045
                                                                 ===========      ===========      ===========      ===========

     Diluted ...............................................       8,432,566        8,688,592        8,369,515        8,630,139
                                                                 ===========      ===========      ===========      ===========


            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX  MONTHS ENDED
                                                                              SEPTEMBER 30,       OCTOBER 2,
                                                                                  1997               1998
                                                                                  ----               ----
Cash flows from operating activities:
  Net income ..........................................................      $  3,638,974       $  6,036,815
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................           249,195            755,335
    Amortization of discount on investments ...........................          (706,986)          (282,844)
    Provision for losses on accounts receivable .......................           226,000            343,824
    Loss on sale of property and equipment ............................                                9,581
    (Gain) loss on sale of investments ................................          (203,742)            51,495
      Changes in operating assets and liabilities:
      Accounts receivable- trade ......................................        (1,851,849)          (998,276)
      Inventories .....................................................          (802,324)           448,312
      Accounts payable and accrued expenses ...........................           270,402           (326,197)
      Other ...........................................................           458,087           (320,122)
      Income taxes payable ............................................            72,035           (602,992)
                                                                             ------------       ------------
          Net cash provided by  operating activities ..................         1,349,792          5,114,931
Cash flows from investing activities:
  Purchases of property and equipment .................................          (758,361)        (5,337,311)
  Proceeds from the sale of property and equipment ....................                              115,027
  Purchases of investments available for sale .........................       (18,803,969)       (25,512,331)
  Proceeds from the sale of investments ...............................         3,758,547          6,423,542
  Proceeds from maturities of investments .............................        28,649,000         42,471,000
                                                                             ------------       ------------
   Net cash provided by investing activities ..........................        12,845,217         18,159,927

Cash flows from financing activities:
  Repayment of note payable ...........................................        (8,000,000)       (12,133,007)
  Proceeds from issuance of common stock ..............................            46,670            461,512
                                                                             ------------       ------------
          Net cash (used in) financing activities .....................        (7,953,330)       (11,671,495)
                                                                             ------------       ------------

   Effect of exchange rate changes ....................................                --             90,319
                                                                             ------------       ------------

   Net increase  in cash and cash equivalents .........................         6,241,679         11,693,682
Cash and cash equivalents, beginning of period ........................         2,424,385          2,411,085
                                                                             ------------       ------------
Cash and cash equivalents, end of period ..............................      $  8,666,064       $ 14,104,767
                                                                             ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................      $     13,216       $     27,118
                                                                             ============       ============

  Cash paid during the period for taxes ..............................       $  1,960,000       $ 3 ,449,627
                                                                             ============       ============

            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended October 2, 1998 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1998 included in the Company's Form 10-K filed June 26, 1998. Operating results for the three and six months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The March 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          Beginning in the first quarter of Fiscal 1999, the Company elected to report quarterly results based on a 13 week quarter. The change was made to reflect the results of operations and financial position of the Company and its subsidiaries on a more timely basis and to increase operating and financial reporting efficiency.


2.   LINE OF CREDIT

          The Company renegotiated its line of credit in July, 1998, to provide borrowings of up to $7.5 million at the LIBOR plus 2.5%. The line of credit expires in August, 1999. There were no borrowings outstanding under the Company's line of credit as of October 2, 1998, or March 31, 1998.

          Polycon Computertechnik, GmbH ("PolyCon"), a subsidiary of the Company, has a bank line of credit which provides for borrowings up to $2,500,000. The Company had no amounts outstanding under the line of credit at October 2, 1998 , or March 31, 1998.

3. STOCK OPTIONS

          Options to purchase 38,000 shares of common stock were issued on varying dates throughout the quarter to employees under the 1995 Employee Stock Option Plan and the 1998 Employee Stock Option Plan at the market price as of the effective date. Also, options to purchase 18,000 shares of common stock were exercised during the quarter.


4. COMPREHENSIVE INCOME

         As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses on securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the second quarter of Fiscal 1999 and Fiscal 1998, total comprehensive income amounted to $3,004,368 and $2,188,535, respectively. For the first six months of Fiscal 1999 and Fiscal 1998, total comprehensive income amounted to $5,695,833 and $3,908,144, respectively.


5. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months and six months ended September 30, 1997, and October 2, 1998, is as follows:


                                                                    Income           Shares         Per-Share
                                                                   (Numerator)       (Denominator)  Amount

For the three months ended September 30, 1997
  Basic EPS
    Income available to common shareholders                         $1,936,550       8,158,097      $   0.24
  Effect of Dilutive Securities
    Stock Options                                                                      274,469
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $1,936,550       8,432,566      $   0.23

For the six months ended September 30, 1997
  Basic EPS
    Income available to common shareholders                         $3,638,974       8,153,337      $   0.45
  Effect of Dilutive Securities
    Stock Options                                                                      216,178
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $3,638,974       8,369,515      $   0.43

For the three months ended October 2, 1998
  Basic EPS
    Income available to common shareholders                         $3,228,981       8,291,207      $   0.39
  Effect of Dilutive Securities
    Stock Options                                                                      397,385
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $3,228,981       8,688,592      $   0.37

                                                                    Income           Shares         Per-Share
                                                                   (Numerator)       (Denominator)  Amount

For the six months ended October 2, 1998
  Basic EPS
    Income available to common shareholders                         $6,036,815       8,278,045      $   0.73
  Effect of Dilutive Securities
    Stock Options                                                                      352,094
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $6,036,815       8,630,139      $   0.70

6. SUBSEQUENT EVENT

     On November 13, 1998, the Company announced a 3 for 2 stock split, effected as a 50% stock dividend. The new shares will be distributed on or about December 15, 1998, for shareholders of record as of November 23, 1998. The financial statements presented herein do not reflect the effect of the stock split. The proforma calculation of basic and diluted earnings per share ("EPS") giving effect to the stock split for the three months and six months ended September 30, 1997, and October 2, 1998, is as follows:


                                                                    Income           Shares         Per-Share
                                                                   (Numerator)       (Denominator)  Amount

For the three months ended September 30, 1997
  Basic EPS
    Income available to common shareholders                         $1,936,550      12,237,145      $   0.16
  Effect of Dilutive Securities
    Stock Options                                                                      411,704
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $1,936,550      12,648,849      $   0.15

For the six months ended September 30, 1997
  Basic EPS
    Income available to common shareholders                         $3,638,974      12,230,005      $   0.30
  Effect of Dilutive Securities
    Stock Options                                                                      324,267
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $3,638,974      12,554,272      $   0.29

For the three months ended October 2, 1998
  Basic EPS
    Income available to common shareholders                         $3,228,981      12,436,810      $   0.26
  Effect of Dilutive Securities
    Stock Options                                                                      596,078
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $3,228,981      13,032,888      $   0.25

                                                                    Income           Shares         Per-Share
                                                                   (Numerator)       (Denominator)  Amount

For the six months ended October 2, 1998
  Basic EPS
    Income available to common shareholders                         $6,036,815      12,417,067      $   0.49
  Effect of Dilutive Securities
    Stock Options                                                                      528,142
  Diluted EPS
    Income available to common shareholders
      and assumed conversions                                       $6,036,815      12,945,209      $   0.47

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

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation
(DEC), IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xP(TM)/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced design, which continues to provide the architecture for mid range and entry level products. The Company introduced SwitchView(TM), a two and four port KVM Switch Product in mid Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of PolyCon the Company obtained several mid range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware
4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's KVM extension products ("KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. Also, certain other KVM Extension Products utilize standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks, and reduce cabling costs by half. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

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

     The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distributor markets and catalog markets. In Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. During the second quarter of Fiscal 1998, the Company also began distribution of its branded products with a major distributor. During Fiscal 1999 the Company was named the exclusive supplier of a major systems integrator of desktop and networked computers. Also, the Company was awarded a significant contract with the largest enclosure manufacturer in the world. These relationships have broadened the Company's channels of distribution of its products and are expected to increase market share.

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

     Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products, a one year warranty for repair or replacement and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns. Actual returns have not been significant to date. The Company also offers sales discounts to its customers based on the level of sales. Such discounts have historically not had a significant impact on the Company's results of operations.

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 32% of the Companies sales for the six months ended October 2, 1998 and 26% and 21% of the Company's total sales for comparable periods in Fiscal 1998 and Fiscal 1997, respectively. International sales have continued to increase as a result of the Company's operations established in Shannon, Ireland, through its subsidiary Cybex Europe Ltd. ("Cybex Europe") in 1996 and the acquisition of PolyCon located in Steinhagen, Germany, in December, 1997.

     On March 30, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on April 28, 1998.

     In August, 1998, The Company moved into it's newly constructed corporate facility in Hunstville, Alabama built on an 18 acre purchased in Fiscal 1997. The new facility contains approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions.

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the periods indicated:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   SEPT. 30,    OCT. 2,   SEPT. 30,     OCT. 2,
                                                     1997        1998        1997        1998
                                                     ----        ----        ----        ----
Net sales........................................   100.0%      100.0%      100.0%      100.0%
  Cost of sales..................................    47.4        46.6        47.3        46.8
                                                    -----       -----       -----       -----
Gross profit.....................................    52.6        53.4        52.7        53.2
  Research and development expenses..............     7.1         7.4         7.2         6.9
  Selling, general and administrative expenses...    24.3        22.7        24.8        23.8
                                                    -----       -----       -----       -----
Operating income.................................    21.2        23.3        20.7        22.5
  Other income...................................     5.3         1.3         4.9         1.6
                                                    -----       -----       -----       -----
Income before income taxes.......................    26.5        24.6        25.6        24.1
  Provision for income taxes.....................     9.3         8.1         9.0         8.3
                                                    -----       -----       -----       -----
Net income.......................................    17.2%       16.5%       16.6%       15.8%
                                                    =====       =====       =====       =====


Three Months Ended October 2, 1998 Compared to the Three Months Ended September 30, 1997

     Net sales increased 74.0% to $19.6 million in the three months ended October 2, 1998 from $11.3 million in the three months ended September 30, 1997. The net sales increase resulted from increased sales volume of the Company's KVM Switch Products and Extension Products, as well as additional revenues provided from the acquisition of PolyCon in December 1997. Sales of KVM Switch Products increased 86.1% to $17.5 million in the three months ended October 2, 1998 from $9.4 million in the three months ended September 30, 1997, primarily due to sales growth of the mid- and high-end Switch Products, as well as the entry level KVM Switch Products. The mid- to high-end products grew 59.9% from second quarter of Fiscal 1998 to the second quarter of Fiscal 1999, while the entry level product segment grew 307.4% for the same period. The entry level product sales growth was primarily due to sales of SwitchView(TM), which was introduced in mid Fiscal 1998. Sales of KVM Extension Products increased 16.0% to $1.9 million in the three months ended October 2, 1998 from $1.6 million in the three months ended September 30, 1997. The PC Plus line and the PolyCon RC line accounted primarily for the growth in KVM Extension Product sales.


     As a percentage of net sales, the Company's KVM Switch Products increased to 89.1% from 83.2% and KVM Extension Products declined to 9.5% from 14.3% during the same period in Fiscal 1998. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 152.2% to $6.4 million in the three months ended October 2, 1998 from $2.5 million in the three months ended September 30, 1997 and accounted for 32.9% of total revenues. Sales to customers in Europe represented approximately 25.3% of total revenues for the quarter.

     Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and startup costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 76.7% to $10.5 million in three months ended October 2, 1998 from $5.9 million in the three months ended September 30, 1997. Gross profit as a percentage of net sales increased from 52.6% to 53.4% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased sales to major distributors and OEMs, which are subject to certain rights of return. The Company believes its potential exposure to these risks is adequately reserved.

     Selling, general and administrative (SG&A) expenses increased 62.6% to $4.5 million (22.7% of net sales) in the three months ended October 2, 1998, from $2.7 million (24.3% of net sales) in the three months ended September 30, 1997. The increase in dollars spent for SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for PolyCon acquired in December 1997. The increase also includes amounts accrued for legal costs associated with the defense of a patent infringement claim discussed below. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

      Research and development (R&D) expense grew 82.4% to $1.5 million or 7.4% of net sales in the three months ended October 2, 1998, from $.8 million or 7.1% of net sales in the three months ended September 30, 1997. The increase in R&D reflects the additional expenses of PolyCon acquired in December 1997. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income increased 91.0% to $4.6 million (23.3% of net sales) in the three months ended October 2, 1998, from $2.4 million (21.2% of net sales) in the three months ended September 30, 1997.

     Other income decreased 56.7% to $259,000 (1.3% of net sales) in the three months ended October 2, 1998, compared to $598,000 in the three months ended September 30, 1997. The decrease in other income was the result of a decrease in funds invested as a result of the cash requirements for the acquisition of PolyCon ($8.8 million including transaction fees) in December 1997 and cash requirements for the new facility construction discussed herein. Other income was also effected by realized losses on the sale of certain investments.

     Net income increased 66.7% to $3.2 million (16.5% of net sales) in the three months ended October 2, 1998, from $1.9 million (17.2% of net sales) in the three months ended September 30, 1997, as a result of the factors discussed above.


Six Months Ended October 2, 1998 Compared to the Six Months Ended September 30, 1997.

     Net sales increased 73.8% to $38.2 million for the six months ended October 2, 1998. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 84.2% to $34.0 million in the six months ended October 2, 1998 from $18.5 million in the six months ended September 30, 1997. Sales of KVM Extension Products increased 16.9% to $3.5 million in the six months ended October 2, 1998 from $3.0 million in the six months ended September 30, 1997. The PC Plus line and the PolyCon RC line accounted primarily for the growth in KVM Extension Product sales. As a percentage of net sales, the Company's KVM Switch Products increased to 89.2% from 84.3% and KVM Extension Products declined to 9.2% from 13.6% during the same period. International sales increased 143.2% to $12.1 million or 32.0% of net sales in the six months ended October 2, 1998 as compared to $5.0 million or 22.8% of net sales in the six months ended September 30, 1997.

     Gross profit increased 77.1% to $20.3 million in the six months ended October 2, 1998 from $11.5 million in the six months ended September 30, 1997. Gross profit as a percentage of net sales increased from 52.7% to 53.2% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased sales to major distributors and OEMs, which are subject to certain rights of return. . The Company believes its potential exposure to these risks is adequately reserved.

     Selling, general and administrative expenses increased 66.7% to $9.1 million or 23.8% of net sales in the six months ended October 2, 1998 from $5.5 million or 24.8% of net sales in the six months ended September 30, 1997. The increase in dollars spent for SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for PolyCon acquired in December 1997.

     Research and development expense was $2.6 million or 6.9% of net sales in the six months ended October 2, 1998 as compared to $1.6 million or 7.2% of net sales for the six months ended September 30, 1997. The increase in dollars spent for R&D reflects the additional expenses of PolyCon acquired in December 1997. Management anticipates that the dollar amount of research and development expenses will increase and the percentage of net sales to increase slightly.

     As a result of the factors discussed above, operating income increased 89.0% to $8.6 million or 22.5% of net sales for the six months ended October 2, 1998 as compared to $4.5 million or 20.7% of net sales for the six months ended September 30, 1997.

     Other income decreased to $.6 million or 1.6% of net sales in the six months ended October 2, 1998 from $1.1 million or 4.9% of net sales in the six months ended September 30, 1997. The decrease in other income recognized was the result of a decrease in funds invested as a result of the cash requirements for the acquisition of PolyCon ($8.8 million including transaction fees) in December 1997 and cash requirements for the new facility construction discussed herein. Other income was also effected by realized losses on the sale of certain investments.

     Net income increased 65.9% to $6.0 million or 15.8% of net sales for the six months ended October 2, 1998 from $3.6 million or 16.6% of net sales for the six months ended September 30, 1997 due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of October 2, 1998, and for the six months then ended, the Company had an available line of credit of $7.5 million with no outstanding borrowings. The Company renegotiated a $2.5 million increase in the line of credit during July 1998, up from an available line of $5 million. The Company's German subsidiary, PolyCon, has a bank line of credit which provides for borrowings up to $2,500,000. The Company had no amounts outstanding under the lines of credit at October 2, 1998.

     The Company's working capital position improved from $38,472,549 as of March 31, 1998 to $39,673,169 as of October 2, 1998 (adjusted to include $3,040,833 and $2,627,077 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the six months ended October 2, 1998 partially offset by the Company's investment in it's new corporate headquarters.

     Cash provided from operating activities increased from approximately $1.3 million for the six months ended September 30, 1997 to $5.1 million for the six months ended October 2, 1998. This increase was caused by the offsetting effect of an increase in net income, an increase in accounts receivable at a decreasing rate from the prior year and a decrease in inventory. The increase in net income is attributed to the increase in sales. The increase in accounts receivable at a decreasing rate is attributed to the increase in sales offset somewhat by increased attention to timely collections of outstanding receivables. The decrease in inventory is also attributed to the increase in sales, as well as to efforts to control the levels of inventory on-hand. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

     Capital expenditures totaled $5.3 million in the first six months of Fiscal 1999. Approximately $3.9 million of the capital expenditures related to the construction of the new corporate facility in Huntsville, Alabama. The remaining capital expenditures related to purchases of shop equipment and office furniture for the Company's new facility and purchases of equipment for its subsidiaries.

      In August, 1998, The Company moved into it's newly constructed corporate facility in Hunstville, Alabama built on land purchased in Fiscal 1997. The new facility contains approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. The construction of the facility cost aproximately $7.6 million.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its lines of credit will be sufficient to meet its cash requirements over the next twelve months.

YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      As part of a Year 2000 project to evaluate and determine the areas of risk , as well as to provide assurance that the Year 2000 problem is adequately addressed, the Company has identified its Year 2000 risk in four categories: products; internal business software; internal non-financial software and manufacturing equipment; and external noncompliance by customers and suppliers.

     PRODUCTS. The Company has completed the review of its products. The review determined that our products contain no software or firmware that is date-sensitive and will therefore not be affected by dates at the turn of the century. As a result, all current products are Year 2000 compliant.

     INTERNAL BUSINESS SOFTWARE. In efforts to increase efficiencies in all aspects of its business, the Company purchased an Enterprise Resource Planning System (ERP System) which the software vendor has indicated is Year 2000 compliant. The total hardware, software and installation cost of the ERP System was approximately $900,000. The Company began implementation of the ERP System during Fiscal 1998 and was on-line at the beginning of Fiscal 1999. The Company's financial systems are Year 2000 compliant.

     INTERNAL NON-FINANCIAL SOFTWARE AND MANUFACTURING EQUIPMENT. The Company is in the data gathering phase with regard to non-financial software and manufacturing equipment and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems with Year 2000 compliance scheduled for June, 1999. The Company recently moved into a newly constructed facility. All systems, such as the heating and cooling system and the security system, of the new facility are Year 2000 compliant. All shop equipment and manufacturing equipment purchased for the facility is Year 2000 compliant. Management anticipates the cost of Year 2000 compliance on the older equipment will not be material to the Company.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. However, the Company has multiple source vendors for a majority of its products, which minimizes the risk of an adverse affect on operations. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are addressing Year 2000 compliance issues. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

     COSTS. The total costs associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is aproximately $1.2 million. The total amount expended on the project through October 2, 1998 was approximately $1 million , of which $900,000 related to the purchase and installation of the ERP System. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. The estimated future cost of completing the Year 2000 project is estimated to be approximately $200,000; aproximately $100,000 relates to replacement of non-compliant software and hardware and the remaining $100,000 relates to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs have been and will be funded by cash flows from operations.

     RISKS. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers and suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness and compliance of its significant customers and suppliers. The Company believes that the successful implementation of its ERP System and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation initiated by Apex PC Solutions ("Apex"). Apex contends in a lawsuit filed in February 1998 against the Company and others, in the US District Court in Seattle, Washington, that the Company has infringed Patent No. 5,721,842. Although the outcome of any litigation can never be certain , the Company does not believe that any of its products are covered by any valid claim of Apex's patent. It is the Company's opinion that the outcome of such contingencies will not materially affect its business, operations, financial conditions or cash flows. The Company has also been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened matter that will have a material adverse effect on the Company's business, operations, financial condition or cash flows.


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


                                         CYBEX COMPUTER PRODUCTS CORPORATION



                                         /s/ Douglas E. Pritchett
                                         --------------------------------------
                                         Douglas E. Pritchett
                                         Senior Vice President - Finance and
                                         Chief Financial Officer and Treasurer


Date:  November 13, 1998

                               INDEX OF EXHIBITS

EXHIBIT NO.                DESCRIPTION                                          PAGE NO.
-----------                -----------                                          --------

  27                       Financial Data Schedule (For SEC use only)