Form 10-Q
period 1999-01-01
CYBEX COMPUTER PRODUCTS CORP
filed 1999-02-16
CIK 946360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

        (Mark One)

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: January 1, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       --------------   ---------------

                          Commission File Number 0-26496



                       CYBEX COMPUTER PRODUCTS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Alabama                               63-0801728
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

     As of February 16, 1999, 12,614,745 shares of the Registrant's Common
                    Stock $.001 par value, were outstanding.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                                 January 1, 1999

                                TABLE OF CONTENTS


                                                                                  PAGE
Part I   -  FINANCIAL INFORMATION                                               NUMBER
            Item 1.    Financial Statements (unaudited):                        ------
                        Condensed Consolidated Balance Sheets as of March 31,
                        1998 (audited) and January 1, 1999........................   3

                        Condensed Consolidated Statements of Income for the
                        three and nine months ended December 31, 1997 and
                        January 1, 1999...........................................   4

                        Condensed Consolidated Statements of Cash Flows for the
                        nine months ended December 31, 1997 and January 1, 1999...   5

                        Notes to Condensed Consolidated Financial Statements......   6

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.......................   9


Part II  -  OTHER INFORMATION


            Item 6.     Exhibits..................................................  17

            SIGNATURES ...........................................................  18

            INDEX OF EXHIBITS.....................................................  19

ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,           JANUARY 1,
                                                                                          1998                 1999
                                                                                      ------------         ------------
                                    ASSETS                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ..................................................        $  2,411,085         $ 20,558,490
  Short-term investments .....................................................          34,919,924            7,764,965
  Accounts receivable-trade, less allowance for doubtful accounts
  of $963,083 and $1,408,334, respectively ...................................          11,430,990           14,372,817
  Inventories ................................................................           6,046,919            5,835,964
  Other current assets .......................................................             517,179            1,230,829
  Deferred income taxes ......................................................           1,144,000            1,144,000
                                                                                      ------------         ------------
             Total current assets ............................................          56,470,097           50,907,065
Investments available for sale, at market ....................................           3,040,833            3,154,575
Property and equipment, net of accumulated depreciation ......................           7,251,912           12,476,173
Intangibles, net .............................................................           3,821,371            3,890,605
Other assets .................................................................             134,691              141,937
                                                                                      ------------         ------------
                                                                                      $ 70,718,904         $ 70,570,355
                                                                                      ============         ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable ...............................................................        $ 12,000,000         $         --
  Accounts payable and accrued expenses ......................................           4,697,027            4,601,324
  Income taxes payable .......................................................           1,313,415              542,364
  Other current liabilities ..................................................           3,027,939            4,970,893
                                                                                      ------------         ------------
              Total current liabilities ......................................          21,038,381           10,114,581
Deferred income taxes ........................................................             109,000              109,000
Note payable .................................................................             136,719                2,808
                                                                                      ------------         ------------
              Total liabilities ..............................................          21,284,100           10,226,389
Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued
  Common stock, par value $.001 per share; 25,000,000 shares authorized; March 31, 1998 -- 13,869,411 shares issued,
   12,379,007 shares outstanding; January 1 1999 -- 14,071,103
   shares issued, 12,580,699 shares outstanding ..............................              13,869               14,071
 Additional paid in capital ..................................................          34,710,130           36,197,394
 Accumulated other comprehensive income ......................................             230,731               82,858
 Retained earnings ...........................................................          19,780,627           29,350,184
 Treasury stock, at cost; 1,490,404 shares ..,................................          (5,300,553)          (5,300,541)
                                                                                      ------------         ------------
                 Total shareholders' equity ..................................          49,434,804           60,343,966
                                                                                      ------------         ------------
                                                                                      $ 70,718,904         $ 70,570,355
                                                                                      ============         ============

           See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                              DECEMBER 31,         JANUARY 1,         DECEMBER 31,        JANUARY 1,
                                                                  1997                 1999               1997               1999
                                                                  ----                 ----               ----               ----

Net sales ............................................        $ 12,537,289         $20,496,554        $34,499,443        $58,661,778

Cost of sales ........................................           5,985,949           9,514,329         16,379,324         27,371,283
                                                              ------------         -----------        -----------        -----------

  Gross profit .......................................           6,551,340          10,982,225         18,120,119         31,290,495

Selling, general and administrative expenses .........           3,130,537           5,285,855          8,582,606         14,372,359

Purchased research and development expenses ..........           4,705,000                              4,705,000

Research and development expenses ....................             735,195           1,231,825          2,304,175          3,858,859
                                                              ------------         -----------        -----------        -----------

  Operating income ...................................          (2,019,392)          4,464,545          2,528,338         13,059,277

Other income .........................................             440,179             414,400          1,523,423          1,015,366
                                                              ------------         -----------        -----------        -----------

  Income before provision for income taxes ...........          (1,579,213)          4,878,945          4,051,761         14,074,643
Provision for income taxes ...........................           1,080,000           1,346,202          3,072,000          4,505,086
                                                              ------------         -----------        -----------        -----------

  Net income .........................................        $ (2,659,213)        $ 3,532,743        $   979,761        $ 9,569,557
                                                              ============         ===========        ===========        ===========

Net income per common and common equivalent share
   Basic .............................................        $       (.22)        $       .28        $       .08        $       .77
                                                              ============         ===========        ===========        ===========

   Diluted ...........................................        $       (.21)        $       .27        $       .08        $       .73
                                                              ============         ===========        ===========        ===========

Weighted average common and common
 equivalent shares outstanding:
  Basic ..............................................          12,240,862          12,513,986         12,233,652         12,449,022
                                                              ============         ===========        ===========        ===========

  Diluted ............................................          12,661,727          13,260,514         12,600,834         13,062,172
                                                              ============         ===========        ===========        ===========


            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                     DECEMBER 31,         JANUARY 1,
                                                                         1997                 1999
                                                                         ----                 ----
Cash flows from operating activities:
  Net income ................................................        $    979,761         $  9,569,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...........................             389,162            1,222,455
    Amortization of discount on investments .................            (993,433)            (389,305)
    Provision for losses on accounts receivable .............             353,000              486,129
    (Gain) loss on sale of property and equipment ...........                                   (1,355)
    (Gain) loss on sale of investments ......................            (214,641)             (50,411)
    Purchased research and development ......................           4,705,000                   --
      Changes in operating assets and liabilities:
      Accounts receivable-trade .............................          (3,040,125)          (3,427,957)
      Inventories ...........................................          (1,281,978)             210,955
      Accounts payable and accrued expenses .................           2,409,050              (24,356)
      Other .................................................             (30,472)             780,684
      Income taxes payable ..................................             112,000             (771,051)
                                                                     ------------         ------------
Net cash provided by operating activities ...................           3,387,324            7,605,345
Cash flows from investing activities:
  Purchase of subsidiary, net of cash received ..............          (8,663,273)                  --
  Purchases of property and equipment .......................          (2,647,004)          (6,223,798)
  Proceeds from the sale of property and equipment ..........                                  150,579
  Purchases of investments available for sale ...............         (23,172,255)         (31,565,890)
  Proceeds from the sale of investments .....................          11,059,706           11,264,681
  Proceeds from maturities of investments ...................          37,135,000           47,468,000
                                                                     ------------         ------------
   Net cash provided by investing activities ................          13,712,174           21,093,572

Cash flows from financing activities:
  Repayment of note payable .................................          (8,000,000)         (12,133,912)
  Proceeds from issuance of common stock ....................              46,670            1,487,479
                                                                     ------------         ------------
   Net cash (used in) financing activities ..................          (7,953,330)         (10,646,433)
                                                                     ------------         ------------
   Effect of exchange rate changes ..........................                  --               94,921
                                                                     ------------         ------------
   Net increase in cash and cash equivalents ................           9,146,168           18,147,405
Cash and cash equivalents, beginning of period ..............           2,424,385            2,411,085
                                                                     ------------         ------------
Cash and cash equivalents, end of period ....................        $ 11,570,553         $ 20,558,490
                                                                     ============         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................        $     13,216         $     37,770
                                                                     ============         ============

  Cash paid during the period for taxes .....................        $  2,960,000         $  4,949,627
                                                                     ============         ============

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended January 1, 1999 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1998 included in the Company's Form 10-K filed June 26, 1998. Operating results for the three and nine months ended January 1, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The March 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          Beginning in the first quarter of Fiscal 1999, the Company elected to report quarterly results based on a 13 week quarter. The change was made to reflect the results of operations and financial position of the Company and its subsidiaries on a more timely basis and to increase operating and financial reporting efficiency.


2.    LINE OF CREDIT

          The Company renegotiated its line of credit in July, 1998, to provide borrowings of up to $7.5 million at the LIBOR plus 2.5%. The line of credit expires in August, 1999. There were no borrowings outstanding under the Company's line of credit as of January 1, 1999, or March 31, 1998.

          Polycon Computertechnik, GmbH ("PolyCon"), a subsidiary of the Company, has a bank line of credit which provides for borrowings up to $2.5 million. The Company had no amounts outstanding under the line of credit at January 1, 1999, or March 31, 1998.

3.    STOCK OPTIONS

          Options to purchase 71,250 shares of common stock were granted on varying dates throughout the quarter to employees under the 1995 Employee Stock Option Plan, the 1995 Outside Directors Stock Option Plan and the 1998 Employee Stock Option Plan at the market price as of the effective date. Also, options to purchase 141,542 shares of common stock were exercised during the quarter.

4.    COMPREHENSIVE INCOME

         As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement

130 has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses on securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the third quarter of Fiscal 1999 and Fiscal 1998, total comprehensive income amounted to $3,725,851 and $(2,801,733), respectively. For the first nine months of Fiscal 1999 and Fiscal 1998, total comprehensive income amounted to $9,421,684 and $1,261,569, respectively.

5.    STOCK SPLIT

      On November 13, 1998, the Company announced a 3 for 2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on December 16, 1998. All capital stock and stock option information included in the condensed consolidated financial statements and notes thereto gives retroactive effect to the split.

6.    EARNINGS PER SHARE

      A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months and nine months ended December 31, 1997, and January 1, 1999, is as follows:

                                                    Income            Shares              Per-Share
                                                    (Numerator)       (Denominator)       Amount
For the three months ended December 31, 1997
  Basic EPS
    Income available to common shareholders        $(2,659,213)       12,240,862          $(0.22)
  Effect of Dilutive Securities
    Stock Options                                                        420,865
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                      $(2,659,213)       12,661,727          $(0.21)

For the nine months ended December 31, 1997
  Basic EPS
    Income available to common shareholders           $979,761        12,233,652          $ 0.08
  Effect of Dilutive Securities
    Stock Options                                                        367,182
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                         $979,761        12,600,834          $ 0.08

For the three months ended January 1, 1999
  Basic EPS
    Income available to common shareholders         $3,532,743        12,513,986          $ 0.28
  Effect of Dilutive Securities
    Stock Options                                                        746,528
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                       $3,532,743        13,260,514          $ 0.27

                                                    Income            Shares              Per-Share
                                                    (Numerator)       (Denominator)       Amount
For the nine months ended January 1, 1999
  Basic EPS
    Income available to common shareholders         $9,569,557        12,449,022          $0.77
  Effect of Dilutive Securities
    Stock Options                                                        613,150
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                       $9,569,557        13,062,172          $0.73


7.    SUBSEQUENT EVENT

          On February 1, 1999 the Company acquired all the assets, including the related intellectual property and patents, of Fox Network Systems Corporation
(Fox), pursuant to an Asset Purchase Agreement dated January 20, 1999 between the Company, Fox Network Systems Corporation and the Shareholders of Fox Network Systems Corporation. Fox , a privately held company, develops remote access technology for the control and operation of personal computers and file servers. The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting.

          In accordance with generally accepted accounting principals, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased research and development will be expensed as a one-time charge during the fourth quarter of fiscal 1999. The allocation of the purchase price has not been determined as of the filing date of this report.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1997, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies revised guidelines for determining an entities operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in fiscal 1999. The Company does not expect the impact of this pronouncement to be material.

          In February of 1998 and in June 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," respectively. Adoption of these standards is not expected to impact the financial results of the Company.

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

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control up to 2,160 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation
(DEC), IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xPTM/1xPTM, which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM), introduced in mid Fiscal 1997, utilizes a cost reduced design, which continues to provide the architecture for mid range and entry level products. The Company introduced SwitchView(TM), a two and four port KVM Switch Product in mid Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of PolyCon, the Company obtained several mid range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware
4.1. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     The Company's KVM extension products ("KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. Also, certain other KVM Extension Products utilize standard Category 5 UTP cabling, a commonly installed cable in Ethernet networks, and reduce cabling costs by half. During the third quarter of Fiscal 1999 the Company introduced its newest KVM Extension Product, LongView, which allows the extension of keyboard, video, mouse and multimedia functions over 500 feet using a single Category 5 cable. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer.

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts. Consistent with this philosophy, the Company completed its acquisition of PolyCon on December 31, 1997 discussed later herein. The acquisition of PolyCon included intellectual property that the Company is integrating its research and development resources worldwide to expand the Company's high-end console switching products for mid- and large-scale networks. The acquisition of PolyCon was consistent with the Company's strategy to expand its operations in Europe and immediately added new customer relationships and expanded distribution channels.

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

    The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distributor markets and catalog markets. In Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. During the second quarter of Fiscal 1998, the Company also began distribution of its branded products with a major distributor. During Fiscal 1999, the Company was named the exclusive supplier of a major systems integrator of desktop and networked computers. Also, the Company was awarded a significant contract with the largest enclosure manufacturer in the world. These relationships have broadened the Company's channels of distribution of its products and are expected to increase market share.

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

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 34% of the Company's sales for the nine months ended January 1, 1999 and 26% and 21% of the Company's total sales for comparable periods in Fiscal 1998 and Fiscal 1997, respectively. International sales have continued to increase as a result of the Company's operations established in Shannon, Ireland, through its subsidiary Cybex Europe Ltd. ("Cybex Europe") in 1996 and the acquisition of PolyCon located in Steinhagen, Germany, in December, 1997.

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

     On March 30, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on April 28, 1998. Additionally, on November 13, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional new shares were distributed to shareholders on December 16, 1998.

     In August, 1998, The Company moved into it's newly constructed corporate facility in Huntsville, Alabama built on 18 acres purchased in Fiscal 1997. The new facility contains approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions.

    On February 1, 1999 the Company acquired all the assets, including the related intellectual property and patents, of Fox Network Systems Corporation
(Fox), pursuant to an Asset Purchase Agreement dated January 20, 1999 between the Company, Fox Network Systems Corporation and the Shareholders of Fox Network Systems Corporation. Fox, a privately held company, develops remote access technology for the control and operation of personal computers and file servers. The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting.

     In accordance with generally accepted accounting principals, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased research and development will be expensed as a one-time charge during the fourth quarter of fiscal 1999. The allocation of the purchase price has not been determined as of the filing date of this report.


RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the periods indicated:

                                                                     Three Months Ended     Nine Months Ended
                                                                      Dec. 31,  Jan. 1,    Dec. 31,    Jan. 1,
                                                                        1997      1999       1997       1999
                                                                        ----      ----       ----       ----
Net sales.................................................             100.0%    100.0%     100.0%     100.0%
  Cost of sales...........................................              47.7      46.4       47.4       46.7
                                                                       -----      ----        ---       ----
Gross profit..............................................              52.3      53.6       52.6       53.3
  Research and development expenses.......................               5.9       6.0        6.7        6.6
  Purchased research and development expenses.............              37.5       -         13.7        -
  Selling, general and administrative expenses............              25.0      25.8       24.9       24.4
                                                                       -----      ----        ---       ----
Operating income..........................................             (16.1)     21.8        7.3       22.3
  Other income ...........................................               3.5       2.0        4.4        1.7
                                                                       -----      ----        ---       ----
Income before income taxes................................             (12.6)     23.8       11.7       24.0
  Provision for income taxes..............................               8.6       6.6        8.9        7.7
                                                                       -----      ----        ---       ----
Net income                                                             (21.2)%    17.2%       2.8%      16.3%
                                                                       =====      ====        ===       ====


Three Months Ended January 1, 1999 Compared to the Three Months Ended December 31, 1997

     Net sales increased 63.5% to $20.5 million in the three months ended January 1, 1999 from $12.5 million in the three months ended December 31, 1997. The net sales increase resulted from increased sales volume of the Company's KVM Switch Products and Extension Products, as well as additional revenues provided from the acquisition of PolyCon in December 1997. Sales of KVM Switch Products increased 67.1% to $18.2 million in the three months ended January 1, 1999 from $10.9 million in the three months ended December 31, 1997, primarily due to sales growth of the mid- and high-end Switch Products, as well as the entry level KVM Switch Products. The mid- to high-end products grew 55% from third quarter of Fiscal 1998 to the third quarter of Fiscal 1999, while the entry level product segment grew over 250% for the same period. The entry level product sales growth was primarily due to sales of SwitchView(TM), which was introduced in mid Fiscal 1998. Sales of KVM Extension Products increased 28.5% to $1.9 million in the three months ended January 1, 1999 from $1.4 million in the three months ended December 31, 1997. The PC Plus line, the PolyCon RC line and the newly introduced LongView product accounted primarily for the growth in KVM Extension Product sales.

     As a percentage of net sales, the Company's KVM Switch Products increased to 88.6% from 86.7% and KVM Extension Products declined to 9.2% from 11.7% during the same period in Fiscal 1998. Management anticipates that sales of KVM Extension Products will continue to be a substantial portion of the Company's net sales.

     International sales increased 203.4% to $7.8 million in the three months ended January 1, 1999 from $2.7 million in the three months ended December 31, 1997 and accounted for 38.8% of total revenues. Sales to customers in Europe represented approximately 29.7% of total revenues for the quarter.

     Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and startup costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 67.7% to $11.0 million in three months ended January 1, 1999 from $6.6 million in the three months ended December 31, 1997. Gross profit as a percentage of net sales increased from 52.3% to 53.6% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased sales to major distributors and OEMs, which are subject to certain rights of return. The Company believes its potential exposure to these risks is adequately reserved.

     Selling, general and administrative (SG&A) expenses increased 68.9% to $5.3 million (25.8% of net sales) in the three months ended January 1, 1999, from $3.1 million (25.0% of net sales) in the three months ended December 31, 1997. The increase in SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for PolyCon acquired in December 1997. The increase also includes amounts incurred for legal costs associated with the defense of a patent infringement claim discussed below. Management anticipates that the dollar amount of SG&A expense will continue to increase.

      Research and development (R&D) expense grew 67.6% to $1.2 million or 6.0% of net sales in the three months ended January 1, 1999, from $.7 million or 5.9% of net sales in the three months ended December 31, 1997. The increase in R&D reflects the additional expenses of PolyCon acquired in December 1997. Management anticipates that the dollar amount of R&D expenses will increase and as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income, before a one-time write-off of $4.7 million related to the Polycon acquisition in December 1997, increased 66.2% to $4.5 million (21.8% of net sales) in the three months ended January 1, 1999, from $2.7 million (21.4% of net sales) in the three months ended December 31, 1997.

     Other income decreased 5.9% to $414,000 (2.0% of net sales) in the three months ended January 1, 1999, compared to $440,000 in the three months ended December 31, 1997. The decrease in other income was the result of a decrease in funds invested as a result of the cash requirements for the acquisition of PolyCon ($8.8 million including transaction fees) in December 1997 and cash requirements for the new facility construction discussed herein.

     Net income, before a one-time write-off of $4.7 million related to the Polycon acquisition in December 1997 increased 72.7% to $3.5 million (17.2% of net sales) in the three months ended January 1, 1999, from $2.0 million (16.3% of net sales) in the three months ended December 31, 1997, as a result of the factors discussed above.


Nine Months Ended January 1, 1999 Compared to the Nine Months Ended December 31, 1997.

     Net sales increased 70.0% to $58.7 million for the nine months ended January 1, 1999. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 77.8% to $52.2 million in the nine months ended January 1, 1999 from $29.3 million in the nine months ended December 31, 1997. Sales of KVM Extension Products increased 20.7% to $5.4 million in the nine months ended January 1, 1999 from $4.5 million in the nine months ended December 31, 1997. The PC Plus line, the PolyCon RC line and the newly introduced LongView product accounted primarily for the growth in KVM Extension Product sales. As a percentage of net sales, the Company's KVM Switch Products increased to 89.0% from 85.1% and KVM Extension Products declined to 9.2% from 12.9% during the same period. International sales increased 163.7% to $19.8 million or 34.3% of net sales in the nine months ended January 1, 1999 as compared to $7.5 million or 22.0% of net sales in the nine months ended December 31, 1997.

     Gross profit increased 72.5% to $31.3 million in the nine months ended January 1, 1999 from $18.1 million in the nine months ended December 31, 1997. Gross profit as a percentage of net sales increased from 52.6% to 53.3% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty, sales returns and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased sales to major distributors and OEMs, which are subject to certain rights of return. The Company believes its potential exposure to these risks is adequately reserved.

     SG&A expenses increased 67.1% to $14.4 million or 24.4% of net sales in the nine months ended January 1, 1999 from $8.6 million or 24.9% of net sales in the nine months ended December 31, 1997. The increase in dollars spent for SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically as well as the additional SG&A costs for PolyCon acquired in December 1997.

     R&D expense was $3.9 million or 6.6% of net sales in the nine months ended January 1, 1999 as compared to $2.3 million or 6.7% of net sales for the nine months ended December 31, 1997. The increase in dollars spent for R&D reflects the additional expenses of PolyCon acquired in December 1997. Management anticipates that the dollar amount of R&D expenses will increase and the percentage of net sales to increase slightly.

     As a result of the factors discussed above, operating income, before a one-time write-off of $4.7 million related to the Polycon acquisition in December 1997, increased 80.5% to $13.1 million or 22.3% of net sales for the nine months ended January 1, 1999 as compared to $7.2 million or 21.0% of net sales for the nine months ended December 31, 1997.

     Other income decreased to $1.0 million or 1.7% of net sales in the nine months ended January 1, 1999 from $1.5 million or 4.4% of net sales in the nine months ended December 31, 1997. The decrease in other income recognized was the result of a decrease in funds invested as a result of the cash requirements for the acquisition of PolyCon ($8.8 million including transaction fees) in December 1997 and cash requirements for the new facility construction discussed herein. Other income was also effected by a reduction in realized gains on the sale of certain investments.

     Net income, before a one-time write-off of $4.7 million related to the Polycon acquisition in December 1997, increased 68.3% to $9.6 million or 16.3% of net sales for the nine months ended January 1, 1999 from $5.7 million or 16.5% of net sales for the nine months ended December 31, 1997 due to the factors described above.



LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in July 1995, the Company financed its operations primarily through cash flow from operations, supplemented with borrowings under its line of credit as needed. As of January 1, 1999, and for the nine months then ended, the Company had an available line of credit of $7.5 million with no outstanding borrowings. The Company renegotiated a $2.5 million increase in the line of credit during July 1998, up from an available line of $5 million. The Company's German subsidiary, PolyCon, has a bank line of credit which provides for borrowings up to $2.5 million. The Company had no amounts outstanding under the lines of credit at January 1, 1999.

     The Company's working capital position improved from $38,472,549 as of March 31, 1998 to $43,947,059 as of January 1, 1999 (adjusted to include $3,040,833 and $3,154,575 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the nine months ended January 1, 1999 partially offset by the Company's investment in it's new corporate headquarters.

     Cash provided from operating activities increased from approximately $3.4 million for the nine months ended December 31, 1997 to $7.6 million for the nine months ended January 1, 1999. The increase in cash provided from operating activities was caused by an increase in net income, partially offset by a change in inventory usage between periods presented. The increase in net income is attributed to the increase in sales. The decrease in inventory is also attributed to the increase in sales, as well as to efforts to control the levels of inventory on-hand. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

     Capital expenditures totaled $6.2 million in the first nine months of Fiscal 1999. Approximately $4.3 million of the capital expenditures related to the construction of the new corporate facility in Huntsville, Alabama. The remaining capital expenditures related to purchases of shop equipment and office furniture for the Company's new facility and purchases of equipment for its subsidiaries.

      In August, 1998, The Company moved into it's newly constructed corporate facility in Huntsville, Alabama built on land purchased in Fiscal 1997. The new facility contains approximately 120,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. The construction of the facility cost approximately $7.7 million.

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its lines of credit will be sufficient to meet its cash requirements over the next twelve months.

YEAR 2000 READINESS DISCLOSURE

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

      As part of a Year 2000 project to evaluate and determine the areas of risk, as well as to provide assurance that the Year 2000 problem is adequately addressed, the Company has identified its Year 2000 risk in four categories: products; internal business software; internal non-financial software and manufacturing equipment; and external noncompliance by customers and suppliers.

     PRODUCTS. The Company has completed the review of its products. The review determined that our products contain no software or firmware that is date-sensitive and will therefore not be affected by dates at the turn of the century. As a result, all current products are Year 2000 compliant. This phase of the Year 2000 project is complete.

     INTERNAL BUSINESS SOFTWARE. In efforts to increase efficiencies in all aspects of its business, the Company purchased an Enterprise Resource Planning System (ERP System) which the software vendor has indicated is Year 2000 compliant. The total hardware, software and installation cost of the ERP System was approximately $900,000. The Company began implementation of the ERP System during Fiscal 1998 and was on-line at the beginning of Fiscal 1999. The Company's financial systems are Year 2000 compliant. This phase of the Year 2000 project is completed.

     INTERNAL NON-FINANCIAL SOFTWARE AND MANUFACTURING EQUIPMENT. The Company is in the data gathering phase with regard to non-financial software and manufacturing equipment and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems with Year 2000 compliance scheduled for June, 1999. The Company recently moved into a newly constructed facility. All systems, such as the heating and cooling system and the security system, of the new facility are Year 2000 compliant. All shop equipment and manufacturing equipment purchased for the facility is Year 2000 compliant. Management anticipates the cost of Year 2000 compliance on the older equipment will not be material to the Company. This phase of the Year 2000 project is substantially complete.

     EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. However, the Company has multiple source vendors for a majority of its products, which minimizes the risk of an adverse affect on operations. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are addressing Year 2000 compliance issues. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. This phase of the Year 2000 project is substantially complete.


     COSTS. The total costs associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $1.2 million. The total amount expended on the project through January 1, 1999 was over $1 million, of which $900,000 related to the purchase and installation of the ERP System, which have been capitalized. All remaining costs have been expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. The estimated future cost of completing the Year 2000 project is estimated to be approximately $200,000; approximately $100,000 relates to replacement of non-compliant software and hardware and the remaining $100,000 relates to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs have been and will be funded by cash flows from operations and will be expensed as incurred.

      CONTINGENCY PLANNING. While the Company believes its approach to Year 2000 readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Year 2000 ready if no survey response or an inadequate survey response is received. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Year 2000 ready to the extent it is possible.


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


                                   CYBEX COMPUTER PRODUCTS CORPORATION



                                    /s/ Douglas E. Pritchett
                                    ----------------------------------------
                                    Douglas E. Pritchett
                                    Senior Vice President - Finance and
                                    Chief Financial Officer and Treasurer


Date:  February 16, 1999

                                INDEX OF EXHIBITS

EXHIBIT NO.   DESCRIPTION                                          PAGE NO.
-----------   -----------                                          --------
    27        Financial Data Schedule (For SEC use only)