Form 10-K
period 1999-03-31
CYBEX COMPUTER PRODUCTS CORP
filed 1999-06-23
CIK 946360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                          -----------------------------

                                    FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED MARCH 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-26496

                       CYBEX COMPUTER PRODUCTS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                    -----------------------------------------


                 ALABAMA                                      63-0801728
      (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)

  4991 CORPORATE DRIVE, HUNTSVILLE, ALABAMA                      35805
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (256) 430-4000
              (Registrant's Telephone Number, Including Area Code)

                    -----------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                 $.001 Par Value

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 14, 1999, was approximately $271,123,689.

    As of June 14, 1999, the number of shares of Registrant's Common Stock outstanding was 12,746,401.
================================================================================

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----

PART I....................................................................................................................1
         Item 1.  Business................................................................................................1
                  General.................................................................................................1
                  Recent Developments.....................................................................................2
                  The Industry............................................................................................3
                  Cybex Solutions.........................................................................................4
                  Business Strategy.......................................................................................5
                  Products................................................................................................6
                  Research and Product Development........................................................................7
                  Customers, Sales and Marketing..........................................................................8
                  Customer Service and Support............................................................................8
                  Manufacturing...........................................................................................8
                  Trademark Information...................................................................................9
                  Competition.............................................................................................9
                  Proprietary Technology..................................................................................9
                  Employees..............................................................................................10
                  Factors Affecting the Company's Business and Prospects.................................................10

         Item 2.  Properties.............................................................................................15

         Item 3.  Legal Proceedings......................................................................................16

         Item 4.  Submission of Matters to a Vote of Security Holders....................................................16

PART II..................................................................................................................17

         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters. ................................17

         Item 6.  Selected Financial Data................................................................................18

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................18

         Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................................27

         Item 8.  Financial Statements and Supplementary Data............................................................27

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. .................50

PART III ................................................................................................................50

         Item 10. Directors and Executive Officers of the Registrant.....................................................50

         Item 11. Executive Compensation.................................................................................52

         Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................56

         Item 13. Certain Relationships and Related Transactions.........................................................57

PART IV  ................................................................................................................58

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................58

      FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

    Any statement contained in this Annual Report on Form 10-K that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Cybex Computer Products Corporation (the "Company") or its business, whether express or implied, is meant as and should be considered a forward-looking statement as such term is defined in the Private Securities Litigation Reform Act of 1995. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments and are based upon estimates and assumptions that are subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the control of management.

    Risks and uncertainties that could cause actual results to differ materially from those projected or implied include, but are not necessarily limited to, rapid technological change and the need to continue to develop new products; potential reductions or delays in orders from new or existing customers; potential fluctuations in quarterly results; product returns; dependence on limited product lines and technological obsolescence; intensely competitive industry with increasing price competition; development of international distribution networks and sales; dependence on key personnel; dependence upon suppliers and outsourced manufacturing; ability to manage growth; reliance on the PC/Server market; improved reliability of networks; ability to obtain and protect proprietary rights; expansion of distribution channels; increased demands on customer support operations; ability to grow new businesses and successfully integrate and operate any acquired businesses; insufficient, excess or obsolete inventory; ability to develop and introduce new products on a timely basis; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; general business and economic conditions; and other factors described from time to time in the Securities and Exchange Commission filings of Cybex Computer Products Corporation. For a discussion of factors affecting the Company's business and prospects, see "Item 1 - Business - Factors Affecting the Company's Business and Prospects."

    Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Cybex Computer Products Corporation undertakes no obligation to update or revise forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

    Cybex Computer Products Corporation develops, produces, and markets keyboard, video monitor and mouse ("KVM") switch, extension and remote access products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide multiple users, each with a separate keyboard, video monitor and mouse, with the capability to control over 2,000 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reductions including lower initial investment, reduced utility costs and space savings, as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, Digital Equipment Corporation ("DEC"), and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications, or print servers ("Servers") operating within a local area network ("LAN"). The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    The Company's family of KVM extension and remote access products ("KVM Extension Products," and collectively with KVM Switch Products, "KVM Switch and Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, Internet or network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. When used in conjunction with a KVM Switch Product, the Company's remote access line of KVM Extension Products permits users to control attached PCs remotely.

    The Company's products have benefitted from the dramatic growth in the use of PCs and the accompanying growth in Servers. The Company's products solve many of the space management, security, and maintenance problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing PCs and Servers. All of the Company's KVM Switch and Extension Products utilize technology developed, enhanced or acquired by the Company that allows the boosting, splitting, switching and converting of KVM signals over distances greater than allowed by conventional computer hardware and cabling. Although the Company does not rely exclusively on patent protection, the Company seeks to protect its technology through patents and nondisclosure agreements.

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

    The Company markets its products to a diversified group of dealers, distributors, original equipment manufacturers ("OEMs") and end users, primarily through its inside and outside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. The Company intends to increase its marketing efforts by (i) expanding existing relationships and developing new relationships with dealers, major distributors, end users and OEMs; (ii) expanding domestic and international sales through new and existing distributors and increased emphasis on the retail channel of distribution and utilizing its sales, distribution, and manufacturing facility in Shannon, Ireland, and its sales offices in Germany, Japan and Singapore;
(iii) recruiting and training additional sales personnel; (iv) expanding its direct mail advertising and telemarketing programs; and (v) increasing e-commerce and personnel to support sales via the Internet. From Fiscal 1997 to Fiscal 1998 and from Fiscal 1998 to Fiscal 1999, the Company's annual growth rates in net sales were 52.0% and 56.4%, respectively. The annual growth rate in income from Fiscal 1997 to Fiscal 1998 was 41.7%, excluding a $4.7 million write-off of purchased research and development costs in connection with acquisition of Elsner Computertecnik GmbH and PolyCon Data Systems GmbH (collectively, the "PolyCon Companies"). From Fiscal 1998 to Fiscal 1999, the growth rate for income was 64.5%, excluding a $1.85 million write-off of purchased research and development costs in connection with the acquisition of certain assets of Fox Network Systems Corporation ("Fox"). In Fiscal 1999, 89.3% of net sales was attributable to KVM Switch Products, and 9.4% was attributable to KVM Extension Products.

    The Company operates predominantly in one industry: the design, production, marketing, and selling of keyboard, video monitor and mouse switch, extension and remote access products. The Company's method of internal reporting is disaggregated operationally, however. The two reportable segments, Cybex -U.S. and Cybex- International, are evaluated based on gross profit; therefore selling, general and administrative costs, as well as research and development, interest income/expense, provision for taxes, is reported on an entity wide basis only. Reference made to the information regarding operational distribution of the Company's revenues and gross margin, and to the operational distribution of the Company's identifiable assets, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 27 of the Annual Report on Form 10-K and in Note 18 to the Consolidated Financial Statements set forth on pages 47 and 48 of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

    The Company moved into its new, 126,000 square foot corporate office facility located on an 18 acre tract of land owned by the Company in Cummings Research Park in Huntsville, Alabama during August 1998. The new offices contain the Company's sales, marketing, research and development, manufacturing, distribution, administration and accounting departments.

    In February 1999, the Company acquired substantially all of the assets of Fox, a privately held company that develops remote access technology for the control and operation of personal computers and file servers from remote locations over telecommunications networks, for approximately $2.5 million at closing and an additional amount of up to $2.5 million in future payments based on future sales over a maximum period of five years. Fox is the developer of the Key-View(TM) products marketed by the Company since 1995.

    In early 1999, the Company filed multiple motions for partial summary judgment in the patent lawsuit brought by Apex PC Solutions, Inc. ("Apex") against the Company in United States District Court for the Western District of Washington. On February 24, 1999, the Company announced that, by the mutual agreement and stipulation of Apex and the Company, the patent lawsuit brought by Apex has been dismissed without prejudice. As a result and pursuant to the Stipulation and Agreed Order to Dismiss Without Prejudice, patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The Company has requested a patent interference proceeding with the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. See "- Legal Proceedings."

    In November 1998, John R. Cooper was elected to the Board of Directors of the Company. Mr. Cooper is Vice President and Chief Financial Officer of ADTRAN, Inc., a NASDAQ Stock Market traded company.

    On November 13, 1998, the Company announced a 3-for-2 stock split (the "Stock Split"), effected as a 50% stock dividend. The additional shares were distributed to shareholders on December 15, 1998.

    In September 1998, Douglas E. Pritchett, a Director of the Company, joined the Company as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary.

    In August 1998, Doyle C. Weeks, formerly Senior Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary was promoted to the newly created office of Executive Vice President - Group Operations and Business Development. Mr. Weeks focuses on coordinating and integrating the Company's multinational operations while spending more time on future business opportunities, including domestic and international acquisitions.

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

    In the corporate environment, enterprise computing is evolving from large, centralized mainframe computers to distributed network computing through PCs interconnected using a client/server design. The typical client/server installation consists of a LAN with multiple centralized PCs operating as "servers" dedicated to performing specific functions, such as file servers, communications servers, and print servers, for multiple "client" PCs connected to the LAN. Separate LANs within a single facility or in geographically dispersed locations often are interconnected through a wide area network ("WAN"). Although IBM- compatible systems constitute the majority of the LANs in operation in the United States, many corporate information systems also include LANs comprised of Sun, Hewlett-Packard, Macintosh, Silicon Graphics, and DEC workstations and Servers.

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

    Finally, increased concurrent use of Macintosh, Sun, and other systems alongside PC-based LANs compounds the maintenance and efficiency problems faced by facilities managers and systems administrators. Servers that are needed to control separate operating systems also require space in the computer room for separate CPUs and KVM Peripherals.

CYBEX SOLUTIONS

    The Company develops products designed to solve many of the problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing the PCs/Servers comprising network installations. The Company's products provide solutions in the following ways:

    - The Company's high-end AutoBoot Commander 4xP(TM) provides multiple users, each utilizing one keyboard, video monitor and mouse, with the capability to monitor and control over 2,000 interconnected PCs and network Servers, and its high-end PolyCon/XS Matrix Console Switching Hub permits 32 independent consoles to control up to 256 PCs/Servers in a matrix format.

    - Elimination of KVM Peripherals for each of the connected Servers through use of the KVM Switch Products provides significant cost reductions including lower initial investment, reduced utility costs and space savings, as well as more efficient technical support capabilities.

    - Because the KVM Switch Products incorporate technology that intelligently manages the boot process ("AutoBoot(TM) Technology"), these products allow support personnel to automatically boot all connected Servers after a power failure or other problem without operator intervention. For instance, using the KVM Switch Products, multiple technicians can simultaneously monitor and diagnose multiple Servers located in different areas of a facility.

    - With these products, users can organize, maintain, and support banks of IBM-compatible, Macintosh, and Unix-based Servers with the same conveniences previously available with mainframe computers controlled from a single user console.

    - The Company's KVM Extension Products provide greater systems design flexibility by allowing customers to locate keyboards, video monitors and mice up to 600 feet away from a PC/Server. Certain KVM Extension Products also permit the addition of one or more keyboards, monitors, and mice to a single PC/Server. These products are particularly useful in providing access to PCs/Servers in harsh environments such as manufacturing plants where it is not desirable to locate PCs/Servers on the plant floor. The use of KVM Peripherals separated from the PC/Server in this situation decreases the cost of replacing damaged equipment because the PC/Server can be relocated to a safe area of the facility.

    - The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, Internet or network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. When used in conjunction with a KVM Switch Product, the Company's remote access line of KVM Extension Products permits users to control attached PCs remotely.

    - The products also provide advantages in work environments with limited space, such as brokerage firm trading areas, because the PCs/Servers can be located outside of the principal work area.

    - In both harsh work environments and limited space work areas, KVM Extension Products improve efficiency by allowing maintenance and support functions to be performed from outside of the main work areas. In addition, these products allow the PC/Server to be placed in a secure area thereby limiting a user's ability to copy files onto transportable disks and preventing the insertion of unauthorized programs into the network.

BUSINESS STRATEGY

    The Company's strategy is to be the market leader in developing, producing and marketing KVM Switch and Extension Products and console switching solutions for the computer industry around the world. The key elements of this strategy are as follows:

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

    Increase Marketing and Sales. The Company intends to continue to emphasize marketing and sales by (i) expanding existing relationships and developing new relationships with dealers, major distributors, end users and OEMs; (ii) expanding domestic and international sales through new and existing distributors and utilizing its sales, distribution and manufacturing facility in Shannon, Ireland and its sales offices in Germany, Japan and Singapore; (iii) recruiting and training additional sales personnel domestically and abroad; (iv) expanding its direct mail advertising and telemarketing programs; and (v) increasing e-commerce and personnel to support sales via the Internet. By offering multiple products addressing similar configuration problems at different price points, the Company believes that opportunities also exist to market its products to discount computer wholesale and retail outlets. The Company also relies on trade publication advertising, trade show participation, and repeat business from existing customers to generate sales.

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

    Outsource Manufacturing Operations. The Company intends to maintain the high degree to which it outsources the manufacturing of its products. Outsourcing of manufacturing functions enables the Company to avoid the capital investment required to establish and maintain an in-house manufacturing capability, and thereby allows the Company to allocate more of its resources to sales and marketing, research and development, product design, and customer support.

    Emphasize Customer Service and Support. The Company emphasizes customer service and support. The Company offers a 30-day money-back guarantee for all of its products, a one year warranty on parts and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns. Actual returns have not been significant to date. The Company also offers sales discounts to its customers based on the level of sales.

    Identify Strategic Acquisition Candidates. The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts.

PRODUCTS

KVM Switch Products

    KVM Switch Products provide multiple users, each with a separate keyboard, video monitor and mouse, with the capability to control over 2,000 PCs, thereby eliminating the need for individual keyboards, video monitors and mice for the controlled PCs. The Company's products enable users to control multiplatform configurations, either as a stand-alone system or as a dedicated Server operating within a LAN.

    A PC/Server network utilizing the Company's products is configured so that each PC/Server is attached to a specific channel of the KVM switch. The user simply selects the attached PC/Server he wishes to observe or control through push buttons on the front panel of the switch, a keyboard "hot-key" sequence or an optional on-screen menu system. The user's keyboard, video monitor and mouse operate as though they are attached directly to the selected PC/Server. The KVM switch emits signals that emulate the existence of a keyboard, video monitor and mouse, thereby causing the controlled PC/Server to operate just as if the user's KVM Peripherals were connected directly to the PC/Server whether or not selected. The Company's major KVM Switch Products include the following:

    - The AutoView 200(TM) four and eight port matrix KVM switch is designed to allow two users access to up to 8 Servers. When combined with the Company's Long View(TM) product receiver, the second user can be located up to 500 feet from the AutoView 200(TM).

    - The SwitchView(R) two and four port KVM switch is designed to switch KVM signals among up to 4 computers. The SwitchView(R) is the Company's first product designed for mass marketing.

    - The AutoView Commander(TM) adds computer selection through an optional on-screen menu system and adds hot pluggable operations to the AutoBoot(TM) Technology. Both a four-port and an eight-port model are available.

    - The AutoBoot Commander 4xP(TM) and 1xP(TM) adds multimedia, multiplatform, and multiuser features (in addition to the basic AutoBoot Commander(TM) features) providing the user with the capability to configure multiple user consoles simultaneously managing an array of over 2,000 PCs/Servers located up to 500 feet from the control unit. The AutoBoot Commander 4xP(TM) and 1xP(TM) can also be used to control terminals, routers, hubs and other equipment with one keyboard, video monitor and mouse. It is "hot-pluggable" and can be reconfigured while in operation without disruption of the operation of the switch or the attached PCs/Servers.

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

    - The purpose of the PolyCon/XS Matrix Console Switching hub is to simultaneously and independently control multiple PCs/Servers from multiple consoles in a matrix format. Available in eight or 16 ports, the PolyCon/XS product can be configured such that 256 PCs/Servers can be controlled from 32 independent consoles. In concert with other PolyCon products, the number of PCs/Servers can be increased to 1,024.

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

KVM Extension Products

    KVM Extension Products allow users to separate the keyboard, video monitor and mouse up to 600 feet from the PC without significantly degrading the video quality, as compared to six to eight feet allowed by conventional cables. In addition, certain

KVM Extension Products allow multiple users shared access to the same PC from KVM Peripherals. KVM Extension Products are particularly useful in work areas where space is constrained, where working conditions may be hazardous to the function of the computer, or where PC/Server security is an important consideration. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, Internet or network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. When used in conjunction with a KVM Switch Product, the Company's remote access line of KVM Extension Products permits users to control attached PCs remotely.

    The Company's KVM Switch and Extension Products utilize the Company's proprietary technology that allows the boosting, splitting, switching, and converting of usable video signals over distances greater than allowed by conventional computer hardware and cabling. The Company's KVM Extension Products include:

    - The Key-View II(TM) products provide remote access hardware solutions that allow users to control Servers via modem, Internet or network connection. Used alone or in conjunction with a KVM Switch Product, a user can access all levels of PCs and Servers.

    - The LongView(TM) allows control of servers from distances of up to 500 feet using a single Category 5 UTP cable. The LongView(TM) features AutoTuning (patent pending), which automatically configures systems without requiring user intervention.

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

RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The Company's research and development efforts focus on responding to the needs of its customers by producing innovative, practical and marketable products that have immediate applications in their markets. By maintaining extensive contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. This process also leads to the development of entirely new product categories and applications based on existing technology developed to meet specific customer needs. The Company believes that product development activities directed toward solving the practical needs of its customers provides a competitive advantage in introducing new and enhanced products ahead of its competitors. While continuing to introduce enhanced and new products through the various sales channels at different price points, the Company continues to develop its high-end switching products and console switching solutions in Europe in order to leverage and integrate its research and development resources around the world to develop enhanced and new high-end products in the future. In Fiscal 1997, Fiscal 1998 and Fiscal 1999, the Company's research and development expenditures were $2.4 million, $3.3 million, and $5.2 million, respectively (6.9%, 6.3% and 6.4% of net sales, respectively). As of May 31, 1999, the Company's research and development staff consisted of 54 full-time employees.

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

CUSTOMERS, SALES AND MARKETING

    The Company's principal customers include a diversified group of dealers and major distributors (69% of net sales in Fiscal 1999), OEMs (21% of net sales in Fiscal 1999) and end users (10% of net sales in Fiscal 1999). The Company believes that its broad range of products sold at different price points offers the Company the opportunity to market its products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. In Fiscal 1999, Tech Data Corporation accounted for 16.5% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in Fiscal 1999.

    The Company markets its products primarily through an inside and outside sales and customer support staff, advertising in trade publications, and participating in major industry trade shows. The Company's staff of inside sales and customer support personnel process written and telephonic orders, service existing customers, and respond to information inquiries. The Company devotes a substantial portion of its marketing efforts to developing, monitoring, and enhancing its relationships with its network of independent dealers, distributors, OEMs and end users. The sales personnel are supported by the Company's engineering department and its customer service representatives who provide "hot line" technical support and advice to customers. While the Company continues to emphasize its traditional marketing efforts, it has also increased its inside and outside sales and customer support personnel staff and increased its direct mail advertising, telemarketing, publicity programs and enhanced its home page on the World Wide Web. In addition to enhancing its relationships with its existing customer base, the Company seeks to establish relationships with additional distributors, OEMs and systems integrators. As of May 31, 1999, the Company's total sales and customer support staff consisted of 82 full-time employees.

    The Company's international sales accounted for approximately 26% and 35% of net sales in Fiscal 1998 and Fiscal 1999, respectively, and are placed primarily through distributors located in Europe, Canada, and other foreign countries. The Company plans to expand international sales within the European community, Asia and the Pacific Rim through the utilization of its facilities in Shannon, Ireland and Steinhagen, Germany.

CUSTOMER SERVICE AND SUPPORT

    The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contact with key customers, maintaining extensive documentation of technical support requests and customer profiles, and providing a customer hot-line that offers technical support for the life of its products. Any problems that cannot be solved by the technical support personnel are referred to the Company's engineering department. The Company offers a 30- day money-back guarantee for all of its products and a one year limited warranty on parts and service, and incidental repairs. The Company seeks to respond quickly to customers' requests for technical support and service, including overnight exchange of defective parts or products. The Company also allows additional rights of return for certain of its customers.

MANUFACTURING

    The Company does not manufacture any of its products in their entirety. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company relies on subcontractors for assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on marketing, research and development, product design, quality assurance and customer support. The Company or its subcontractors subject all of the components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing and regulatory screening to assure quality and reliability.

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

    The Company purchases industry-standard parts and components for the assembly of its products from multiple vendors and suppliers through a world-wide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect product deliveries. In the past, the Company has experienced delays in the receipt of certain of its components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources and maintaining relationships and close personal contact with each of its suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future. The inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company believes that there are adequate alternative sources for its components.

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

COMPETITION

    The market for the Company's products is highly fragmented and competitive, and the Company expects competition to increase in the future. The Company believes that its primary competitors are other manufacturers of keyboard, video monitor and mouse access devices, such as Apex, Raritan Computer, Inc., Rose Electronics, C-C-C Group plc, Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin and StarTech Computer Accessories Ltd. Large OEM server manufacturers, such as Hewlett-Packard Company and Compaq Computer Corporation, offer switch products supplied by the Company's competitors. The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, product availability and support.

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

PROPRIETARY TECHNOLOGY

    The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. The Company has various patent applications pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). The Company also has other United States and foreign patent applications pending. There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in the Company's patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products.

    In early 1999, the Company filed multiple motions for partial summary judgment in the patent lawsuit brought by Apex against the Company in the United States District Court for the Western District of Washington. On February 24, 1999, the Company announced that, by the mutual agreement and stipulation of Apex and the Company, the patent lawsuit brought by Apex has been dismissed without prejudice. As a result and pursuant to the Stipulation and Agreed Order to Dismiss Without Prejudice, patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the Patent and Trademark Office proceeding, the lawsuit can be re-filed upon the request of either party. See "Legal Proceedings."

    In the future, the Company may file lawsuits against companies regarding the alleged infringement of its patents. Patent litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. See "- Factors Affecting the Company's Business and Prospects - Limited Protection of Proprietary Rights; Risks of Third Party Infringement." There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company can use its intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to the Company's technology. See "- Factors Affecting the Company's Business and Prospects - Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

EMPLOYEES

    As of May 31, 1999, the Company had 215 full-time employees working in the United States. Of the Company's domestic full-time employees, 56 were in marketing, sales, and customer support; 34 were in engineering, research and development; 100 were in manufacturing and operations; and 25 were in administration. As of May 31, 1999, there were 77 full-time employees working in the Shannon, Ireland facility; 29 full-time employees working in the Steinhagen, Germany facility; and 4 full-time employees working in Singapore. Of the Company's international full-time employees, 26 were in marketing, sales and customer support; 20 were in engineering, research and development; 43 were in manufacturing and operations; and 21 were in administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

    The Company's business, operations and financial condition are subject to certain risks. Some of these risks are described below, and readers of this Annual Report on Form 10-K should take such risks into account in evaluating the Company or any investment decision involving the Company. This section does not describe all risks applicable to the Company, and it is intended only as a summary of certain material factors. More detailed information concerning the factors described below is contained in other sections of this Annual Report on Form 10-K.

Technological Changes; Need to Continue Developing New Products

    The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and continuing improvements. If technologies used in the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. Moreover, the introduction of products embodying superior or alternative technologies (such as switching software), the emergence of new industry standards, or changes in the market's pricing structure could adversely affect the Company's ability to sell its products. While the Company has competed favorably with its competitors by continually developing a high performance line of products utilizing leading technologies, competitors have developed products which offer similar features. Although historically the timing of the introduction of new products or enhancements to existing products by the Company has not had a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, there can be no assurance that these circumstances will continue in the future. The Company expects that the continued development of comparable products by competitors will require that it develop new and/or enhanced products on an ongoing basis to meet the competitive demands of these markets. The Company's sales and profitability in the past have resulted to a significant extent from its ability to anticipate or react quickly to its customers' needs and to develop and introduce new and enhanced products. The Company's continued ability to adapt to customer needs and technological change will be a significant factor in maintaining or improving its competitive position and its prospects for growth. However, the Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, software innovations or any significant delay in product development or introduction would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Potential Fluctuations in Quarterly Results; Product Returns

    Most of the Company's sales in each quarter result from orders booked in that quarter. The Company typically does not have firm commitments for the purchase of products to be delivered in the future. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires the Company to maintain sufficient inventory levels to satisfy anticipated customer demand. If demand for the Company's products declines or if significant sales in any quarter do not occur as anticipated, the Company's financial results will be materially adversely affected. The Company's operating results are affected by a number of other factors, including: the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company; competition and price reductions by the Company's competitors; the availability and cost of supplies and components; sales and marketing expenses related to entering into new markets, introducing new products and retaining current customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions or capital spending levels.

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

Current Dependence on Limited Product Lines; Technological Obsolescence

    Almost all of the Company's net sales during the last three fiscal years has been derived from sales of the Company's KVM Switch and Extension Products. Sales of these products accounted for approximately 99% of net sales in Fiscal 1999 and 98% of net sales in Fiscal 1998 and Fiscal 1997. There can be no assurance that the Company's sales of its KVM Switch and Extension Products will continue at this level or that new product releases will be successful. A significant decline in sales of KVM Switch and Extension Products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. A principal feature of KVM Switch Products is their ability to emulate a computer's associated keyboard. Technology exists today that would allow computers to perform various functions and to be accessed without electronic impulses from an associated keyboard or keyboard emulation device. To date, this technology has not gained acceptance, but to the extent that widespread commercial acceptance of this technology occurred, it would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Intense Competition

    The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in the market for KVM Switch and Extension Products and expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition, results of operations and cash flows. In the market for KVM Switch Products, the Company competes with independent third parties such as Apex, Raritan Computer Inc., Rose Electronics, C-C-C Group plc, Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin and StarTech Computer Accessories Ltd. The Company may in the future face competition from software providers who are able to offer a software solution to address many of the problems the Company's switching systems are designed to address.

    The Company's current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of the Company's prospective customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressure faced by the Company will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Risks Relating to Expansion of International Distribution Network and International Sales

    The Company's strategy contemplates additional development and expansion of its international distribution network through Cybex Computer Products International, Ltd. ("Cybex International") in an effort to increase international sales of its products. There can be no assurance that the Company will be successful in expanding its international distribution network or in increasing sales of its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition, results of operations and cash flows will be materially adversely affected. If international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign distributors, longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, risks relating to intellectual property rights, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Dependence on Key Personnel


    The Company is dependent in large part upon its ability to retain its key management and technical personnel, including Stephen F. Thornton, Chairman of the Board, President and Chief Executive Officer; Remigius G. Shatas, Executive Vice President - Special Projects and Secretary; Doyle C. Weeks, Executive Vice President - Group Operations and Business Development; Douglas E. Pritchett, Senior Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary; Gary R. Johnson, Senior Vice President of Sales and Marketing; Christopher L. Thomas, Senior Vice President Engineering; R. Byron Driver, Senior Vice President and Chief Operating Officer and Kieran MacSweeney, President of Cybex International. The future success of the Company will be highly dependent upon the personal efforts of these individuals and other key management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Messrs. Thornton, Shatas, Weeks, Pritchett and Driver are the only executive officers or employees with whom the Company has entered into employment agreements. The Company maintains "key-man" life insurance on the lives of Messrs. Thornton and Shatas. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

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

Dependence Upon Suppliers and Outsourced Manufacturing

    The principal components of the Company's KVM Switch Products are power supplies, cable assemblies, line filters, enclosures, printed circuit boards and electronic components, all of which are purchased from outside vendors. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. While the Company attempts to maintain multiple outside sources for all of the materials and components it purchases, there can be no assurance that the materials or components of any one or more of those sources could be promptly or adequately replaced. Any termination of or significant disruption in the Company's relationship with suppliers of its product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components.

    The Company purchases a number of the components for its KVM Switch Products from sole or a limited number of suppliers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver quality components that are cost competitive and in compliance with the Company's specifications. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition, results of operations and cash flows.

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

Reliance on PC/Server Market; Improving Network Reliability and Tools

    The Company's business is largely dependent upon the continued acceptance of the PC/Server model of network computing. Although distributed network computing utilizing PC/Server architecture has gained increasing acceptance, there can be no assurance that use of this networking model will continue to grow or that it will not be replaced by new technologies for network computing, thereby rendering the Company's products obsolete. In addition, the market for the Company's products is driven in part by the inherent unreliability of networks. As networks continue to proliferate, however, PC/Server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, the Company's products could be rendered obsolete, which would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Limited Protection of Proprietary Rights; Risks of Third Party Infringements

    The Company's success is highly dependent on proprietary technology. The Company has been granted some patents and applications for additional patents are pending. The Company also relies upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company can use its intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to the Company's technology.

    There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in the U.S. patents or in any pending patent applications will be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to, the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, the U.S. patents or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company can use its intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to the Company's technology.

    The network server, electronics and related industries are characterized by vigorous pursuit and protection of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. For example, on February 25, 1998 Apex filed a lawsuit in United States District Court for the Western District of Washington at Seattle alleging infringement by the Company of U.S. Patent Number 5,721,842. The complaints alleged that the products manufactured and sold by the Company and the other defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs. In early 1999, the Company filed multiple motions for partial summary judgment in the patent lawsuit brought by Apex against the Company in the United States District Court for the Western District of Washington. On February 24, 1999, the Company announced that, by the mutual agreement and stipulation of Apex and the Company, the patent lawsuit brought by Apex has been dismissed without prejudice. As a result and pursuant to the Stipulation and Agreed Order to Dismiss Without Prejudice, patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be re-filed upon the request of either party. See "- Legal Proceedings."


    If necessary or desirable, the Company may seek licenses under the intellectual property rights of third parties. However, there can be no assurance that licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.

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

    The Company provides and expects to continue providing discounts and other special pricing arrangements throughout its distribution channels, which may have an adverse impact on gross margins. The Company expects that as sales through these distribution channels increase, such arrangements could result in an increased risk of significant product returns. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. (See - "Potential Fluctuations in Quarterly Results; Product Returns").

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

Control by Certain Shareholders

    As of May 31, 1999, the executive officers and directors of the Company beneficially owned or controlled approximately 19.10% of the outstanding shares of Common Stock. Accordingly, such persons, if they were to act in concert, would likely control the Company's Board of Directors and, therefore, the business, policies and affairs of the Company. Furthermore, such control could preclude any unsolicited acquisition of the Company and, consequently, adversely affect the market price of the Common Stock.

Possible Volatility of Stock Price

    There may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company or companies within the same or similar industry segments, changes in the general conditions of the economy, the financial markets, the technology industry, adverse press or news announcements or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Furthermore, the stock market may experience significant price and volume fluctuations which may affect the price of the Company's Common Stock for reasons unrelated to its operating performance.

ITEM 2.  PROPERTIES.

    The Company's headquarters, occupying 126,000 square feet and containing administrative, sales, marketing, research and development, engineering, manufacturing and distribution facilities, are located in Huntsville, Alabama on an 18-acre tract of land owned by the Company in Cummings Research Park.

    Cybex International is located in a 42,000 square foot, leased facility located in the Shannon Free Trade Zone in Shannon, Ireland, which houses administrative, sales, marketing, research and development, engineering, manufacturing and distribution operations. The lease with the Shannon Development Authority is for twenty years and provides for annual rent of approximately $260,000.

    The PolyCon Companies' headquarters, containing sales and administrative facilities, are located on leased property in Steinhagen, Germany. The lease, which provides for annual rent of approximately $87,000, expires in the year 2000. During

Fiscal 1999, the engineering and manufacturing operations of the PolyCon Companies were consolidated with the operations of Cybex International in Shannon, Ireland.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company has been involved from time to time in litigation in the normal course of its business. One such lawsuit was filed by Apex on February 25, 1998 in United States District Court for the Western District of Washington at Seattle alleging infringement by the Company and Rose Electronics of U.S. Patent Number 5,721,842. The complaints alleged that the products manufactured and sold by the Company and the other defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

    The Company and Rose each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The two lawsuits were consolidated for discovery but not for trial, and trial dates were set for November, 1999. In early 1999, the Company filed multiple motions for partial summary judgment in the patent lawsuit. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999.

    Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), the Company agreed with Apex to seek expedited consideration by the United States Patent and Trademark Office of the patent issues raised in the District Court litigation, reserving its right to reinstate the District Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between the Company and Apex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent validity and ownership issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interferences of the United States Patent and Trademark Office. The Company and Apex also jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the District Court lawsuits can be re-filed upon the request of any party.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Price Range of Common Stock; Record Holders

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol CBXC. The following table sets forth, for the fiscal periods indicated, the reported high and low sale prices and gives retroactive effect to the stock splits discussed herein:

                                                                              HIGH           LOW
                                                                              ----           ---
Fiscal 1998

Quarter ended June 30, 1997...............................................   $ 8.44        $ 6.33

Quarter ended September 30, 1997..........................................    13.56          7.56

Quarter ended December 31, 1997...........................................    12.67          8.72

Quarter ended March 31, 1998..............................................    15.67          9.89



Fiscal 1999

Quarter ended July 3, 1998................................................   $17.17        $12.89

Quarter ended October 2, 1998.............................................    22.42         13.33

Quarter ended January 1, 1999.............................................    29.38         14.33

Quarter ended March 31, 1999..............................................    37.00         16.19



Fiscal 2000

Quarter ended June 30, 1999 (through June 14, 1999).......................   $28.50        $14.88


    On June 14, 1999, the closing sale price for the Company's Common Stock was $26.75 per share. At June 14, 1999, there were 272 holders of record of the Company's Common Stock.

 Dividend Policy

    The Company paid no cash dividends to its shareholders during the last two fiscal years. Future dividends will be dependent upon the Company's earnings, financial requirements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended March 31, 1999, has been derived from the audited financial statements of the Company.

    This data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this document.

                                                                       Fiscal Years Ended March 31,
                                                                       ----------------------------

                                                        1995         1996         1997         1998         1999
                                                       -------      -------      -------      -------      -------

                                                                  (In thousands, except per share data)

STATEMENT OF INCOME DATA:
Net Sales                                              $18,182      $25,010      $34,568      $52,564      $82,195
   Cost of Sales                                         8,040       11,152       16,408       24,980       38,302
   Gross Profit                                         10,142       13,858       18,160       27,584       43,893
   Research and development expenses                     1,600        1,686        2,374        3,312        5,225
   Purchased research and development
      expense                                               --           --           --        4,705        1,850
   Selling, general and administrative
      expenses                                           4,492        6,096        8,455       13,386       20,177
   Operating income                                      4,050        6,076        7,331        6,181       16,641
   Interest income (expense), net                           52        1,157        1,611        1,626        1,258
   Other income                                             --           52          291          272          358
   Income before income taxes                            4,102        7,285        9,233        8,079       18,257
   Provision for income taxes                            1,402        2,592        3,393        4,508        5,825
   Net income                                            2,700        4,693        5,840        3,571       12,432

Net income per common and common
   equivalent share:
Basic                                                      .42          .43          .47         . 29         1.00
Diluted                                                    .37          .41          .46          .28          .95
Weighted average common and common
   equivalent shares outstanding:
Basic                                                    6,461       10,716       12,343       12,260       12,492
Diluted                                                  7,391       11,463       12,585       12,612       13,142


                                                                                 March 31,
                                                                                 ---------
                                                         1995         1996         1997         1998         1999
                                                         ----         ----         ----         ----         ----
                                                                              (In thousands)

BALANCE SHEET DATA:
Working capital                                        $ 4,580      $39,394      $40,220      $35,432      $43,852
Total assets                                             7,498       47,418       56,527       70,719       92,850
Total debt                                                  --        5,000        8,000       12,137       16,000
Shareholders' equity                                     5,720       40,621       44,987       49,435       64,196


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS - FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS."

    The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the consolidated results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

GENERAL

    The Company develops, produces and markets KVM Switch and Extension Products for use in the computer industry. The Company's KVM Switch Products provide multiple users, each with a separate KVM Peripheral, with the capability to control over 2,000 PCs, thereby eliminating the need for individual KVM Peripherals for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett-Packard, DEC, IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or Servers operating within a LAN. The Company also has interfaces for its AutoBoot Commander 4xPTM/1xPTM, which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView CommanderTM, introduced in mid-Fiscal 1997, utilizes a cost-reduced architecture that continues to provide the architecture for mid-range and entry level products. The Company introduced SwitchView(R), a two and four port KVM Switch Product in mid-Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of the PolyCon Companies, the Company obtained several mid range to high end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub. Certain KVM Switch Products were certified by Novell Corporation for use with its network software Netware(R) 4.1. Also, Microsoft Corporation certified certain KVM Switch Products for use with its Windows NT and Windows 98 operating systems. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    The Company's family of KVM Extension Products allows users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. During the third quarter of Fiscal 1999, the Company introduced LongViewTM, which allows the extension of KVM Peripherals and multimedia functions up to 500 feet using a single Category 5 cable. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, the Internet or a network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. When used in conjunction with a KVM Switch Product, the Company's remote access line of KVM Extension Products permits users to control attached PCs remotely.

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development, but through strategic acquisition and expansion efforts. Consistent with this philosophy, on February 1, 1999, the Company acquired substantially all the assets, including the related intellectual property and patents, of Fox, a privately held company that develops remote access technology for the control and operation of personal computers and file servers.

     Additionally, the Company completed its acquisition of the PolyCon Companies on December 31, 1997, discussed later herein. The acquisition of the PolyCon Companies included intellectual property that the Company is integrating with its research and development resources worldwide to expand the Company's high-end console switching products for mid- and large-scale networks. The acquisition of the PolyCon Companies was consistent with the Company's strategy to expand its operations in Europe and immediately added new customer relationships and expanded distribution channels.

    The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies. The increases in annual net sales reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

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

    The Company expanded its marketing strategy to include the retail channel of distribution with the introduction of SwitchView(R), which targets the desktop market. SwitchView(R) was designed to address the high volume sales channels and is the Company's first product targeted to the mass market. The Company believes it is the only KVM Switch Product manufacturer offering products ranging from the entry level PC single user switch to multi-user, multi-platform switches and console switching solutions that can control thousands of computers in data centers and server farms.

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

    Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money-back guarantee for all of its products, a one-year warranty on parts and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns. The Company also offers sales discounts to its customers based on the level of sales.

    The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 35%, 26%, and 21% of the Company's total sales in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

     On February 1, 1999, the Company acquired substantially all of the assets, including the related intellectual property and patents, of Fox, pursuant to an Asset Purchase Agreement dated January 20, 1999, between the Company, Fox and the shareholders of Fox. The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining $1.85 million of purchased research and development were expensed as a one-time charge during the fourth quarter of fiscal 1999.

    On November 13, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares were distributed to shareholders on December 15, 1998.

    On December 31, 1997, Cybex International acquired the PolyCon Companies, privately held companies located in Steinhagen, Germany, pursuant to the terms and conditions of a Purchase and Sale Agreement dated December 30, 1997 between the Company, Cybex International, and Edgar and Stephanie Elsner, for a combined purchase price of $8,800,000 including acquisition-related expenditures. In accordance with generally accepted accounting principles, costs allocated to acquired research and development assets with alternative future uses have been capitalized, and the remaining $4,705,000 of acquired research and development costs have been expensed as a one-time charge on December 31, 1997. Cybex International funded the acquisition of the PolyCon Companies from its available cash.

    On July 9, 1996, the Company formally established operations in Shannon, Ireland, through its newly-formed subsidiary, Cybex International. Subsequently, the Company entered into a month-to-month lease with the Shannon

Development Authority for temporary startup facilities located within the Shannon Free Trade Zone. The lease for the 12,500 square foot facility expired in May of 1998 when Cybex International moved into its new 42,000 square foot operating lease facility, also located in the Shannon Free Trade Zone.

RESULTS OF OPERATIONS

    The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:

                                                                   Years Ended March 31,
                                                             ----------------------------------
                                                             1997           1998           1999
                                                             ----------------------------------

Net sales                                                   100.0%         100.0%         100.0%
     Cost of sales                                           47.5           47.5           46.6
                                                            -----          -----          -----
Gross profit                                                 52.5           52.5           53.4
     Research and development expenses                        6.9            6.3            6.4
     Selling, general and administrative expenses            24.4           25.5           24.5
     Purchased research and development expenses               --            8.9            2.3
                                                            -----          -----          -----
Operating income                                             21.2           11.8           20.2
     Other income                                             5.5            3.6            2.0
                                                            -----          -----          -----
Income before income taxes                                   26.7           15.4           22.2
     Provision for income taxes                               9.8            8.6            7.1
                                                            -----          -----          -----
Net income                                                   16.9%           6.8%          15.1%
                                                            -----          -----          -----

    The Company operates predominantly in one industry: the design, production, marketing, and selling of keyboard, video monitor and mouse switch, extension and remote access products. The Company's method of internal reporting is disaggregated operationally, however. The two reportable segments, Cybex -U.S. and Cybex- International, are evaluated based on gross profit; therefore selling, general and administrative costs, as well as research and development, interest income/expense, provision for taxes, is reported on an entity wide basis only. Reference made to the information regarding operational distribution of the Company's revenues and gross margin, and to the operational distribution of the Company's identifiable assets, in Note 18 to the Consolidated Financial Statements set forth on pages 47 and 48 of this Annual Report on Form 10-K.

Fiscal 1999 Compared to Fiscal 1998

    Net sales increased 56.4% to $82.2 million in Fiscal 1999 from $52.6 million in Fiscal 1998. Additionally sales for the reportable segment Cybex - U.S. increased 32.6% from $42.3 million in Fiscal 1998 to $56.1in Fiscal 1999, while sales for the reportable segment Cybex - International increased 154.9% from $10.2 million in Fiscal 1998 to $26.1 million in Fiscal 1999. Overall, the increased sales resulted from increased sales of the Company's KVM Switch Products and from additional revenues provided from the acquisition of the PolyCon Companies at the end of the third quarter of Fiscal 1998. Sales of the KVM Switch Product family increased 62.1% to $73.4 million in Fiscal 1999 from $45.3 million in Fiscal 1998, primarily due to increased sales of the Company's mid- and high-end KVM Switch Products, as well as the entry- level KVM Switch Products. The mid- to high-end product sales grew approximately 49% from Fiscal 1998 to Fiscal 1999, while the entry-level product sales increased 54.9% from Fiscal 1998 to Fiscal 1999. The SwitchView(R) product, introduced in mid-Fiscal 1998, was a major contributor to the increase in the entry-level product sales. Sales from the acquired PolyCon Company's products accounted for approximately 10% of the Companies revenues in Fiscal 1999, up from approximately 4% of revenues in Fiscal 1998.

    The Company's international sales volume (sales to locations outside the U.S) continued to increase in Fiscal 1999, causing international sales as a percentage of net sales to increase to 35% as compared to 26% in Fiscal 1998. International sales increased 111.9% to $28.5 million in Fiscal 1999 from $13.5 million in Fiscal 1998. European sales accounted for approximately $21.5 million, or 75.5% of international sales, and grew 156.9% from Fiscal 1998 to Fiscal 1999.

    Gross profit is affected by many factors: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs, and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 59.1% to $43.9 million in Fiscal 1999 from $27.6 million in Fiscal 1998. Gross profit for the reportable segment Cybex - U.S. increased 33.3% from $22.8 million in Fiscal 1998 to $30.3 million in Fiscal 1999, while the gross profit for Cybex - International increased 180.8% from $4.8 million in Fiscal 1998 to $13.5 million in Fiscal 1999. The Company's gross profit as a percentage of net sales increased to 53.4% due to increased volume in newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased level of sales to major distributors and OEMs.

    Selling, general and administrative expenses increased 48.0% to $19.8 million (24.5% of net sales) in Fiscal 1999 from $13.4 million (25.5% of net sales) in Fiscal 1998. This increase in dollars spent reflects increased expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs attributed to the PolyCon Companies acquisition at the end of the third quarter of Fiscal 1998. Management anticipates that the amount of selling, general and administrative expense will continue to increase; however, the anticipated expanding sales volume should cause the expenses to remain relatively constant as a percentage of net sales.

    For Fiscal 1999, total costs for research and development, exclusive of a one-time write-off for purchased research and development expense, were $5.2 million (6.4% of net sales) compared to $3.3 million (6.3% of net sales), exclusive of a one-time write-off for purchased research and development expense, in Fiscal 1998, representing a 57.8% increase. The Company anticipates that expenses for research and development will continue to remain relatively constant as a percentage of sales.

    In February 1999, the Company acquired Fox for a combined purchase price of approximately $2.5 million including acquisition-related expenses. Fox has technology and products that include remote access and power control products solutions for management of PCs and Servers. Fox's major development project was the development of a Windows-based remote access device that allows control of servers over ordinary telephone lines and the Internet from a remote location ("Key-View II(TM)").

    The Company obtained an outside valuation of Fox and values were assigned to developed technology, in-process research and development ("in-process R&D"), employment and consulting agreements, and customer base. The valuations of developed technology, in-process R&D and customer base were established using an income-based approach. The valuation of the employment and consulting agreements were valued using a cost-based approach. Revenue estimates for the technology under development were based on discussions with management, existing product family revenues of both Fox and the Company, anticipated product development schedules, product sales cycles and estimated life of the technology. Revenues for the product under development were estimated to begin in Fiscal 2000 and continue through Fiscal 2009, with the majority of the revenues related to in-process technology occurring after Fiscal 2002. Projected expenses were based on historical selling, general and administrative expenses and maintenance research and development expenses of the Company, as all aspects of Key-View II(TM) will be managed by the Company. The resulting operating income was adjusted for income tax expense using the Company's tax rate. In addition, estimated required returns on beginning net working capital, fixed assets and employment and consulting agreement, along with a deduction for cash flow attributable to the customer base, were considered in the discounted cash flow analysis. The risk-adjusted discount rate applied to after-tax cash flow was 28% for completed technology and for in-process technology, compared to an estimated weighted-average cost of capital for Fox of approximately 28% as well.

    The total value of in-process R&D was estimated to be approximately $1.85 million. All of the estimated in-process research and development was attributable to the development of Key-View II(TM). The development of Key-View II(TM) was estimated to be 90% complete and is expected to be completed on time and available to ship in June 1999.

    In December 1997, the Company acquired the PolyCon Companies for a combined purchase price of $8.8 million including acquisition-related expenses. The PolyCon Companies had product lines that included high-end console switching units as well as extension products. The major development projects included Fiber-Optics Solution Technology, Console Switch Technology and Digital Switching Technology. Other development projects include Software Management Server Technology, Multi-Console Multiplier, and the Universal Serial Bus Adapter Technology.

    The Company obtained an outside valuation of the PolyCon Companies and values were assigned to completed technology, in-process R&D, in-process R&D with alternative future uses and trade names. The valuations of developed technology and in-process R&D were established using an income-based approach. Revenue estimates for each product line under development were based on discussions with management, existing product family revenues, anticipated product development schedules, product sales cycles and estimated life of each of the technologies. Revenues on the products under development were estimated to begin in Fiscal 1999 and continue through Fiscal 2008, with the majority of the revenues related to in-process technology occurring after Fiscal year 2000. Projected expenses were based on historical selling, general and administrative expenses, and maintenance research and development expenses of the Company as management believed it would be able to apply its general operating cost structure to the PolyCon operations. The resulting operating income was adjusted for income tax expense using the Company's tax rate and adjusted for required returns on supporting assets. The risk-adjusted discount rate applied to after-tax cash flow was 20% for completed technology and 35% to 40% for in-process technology.

    The total value of in-process R&D was estimated to be approximately $4.7 million. Approximately 74% of the estimated in-process research and development were attributable to the console switch technology and the digital switching technology. The development of the console switch technology was completed on time in Fiscal 1999 and is currently available to ship in certain PolyCon products. The development of the digital switching technology was expected to take a minimum of two years to complete. The project is currently anticipated to complete in late Fiscal 2000 or early Fiscal 2001.

    As a result of the factors discussed above, operating income before write-offs of $1.85 million from the acquisition of Fox in Fiscal 1999 and $4.7 million from the acquisition of the PolyCon Companies in Fiscal 1998, each relating to purchased research and development expenses from the acquisitions, increased 69.9% to $18.5 million (22.5% of net sales) in Fiscal 1999 from $10.9 million (20.7% of net sales) in Fiscal 1998.

    Interest and other income amounted to $1.6 million (2.0% of net sales), net, in Fiscal 1999 compared to $1.9 million (3.6% of net sales) in Fiscal 1998. Interest and other income includes realized gains on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

    As a result of the factors discussed above, income, before the one-time write-offs related to the acquisitions in Fiscal 1999 and Fiscal 1998, increased 64.5% to $13.6 million (16.6% of net sales, 15.1% after the write-off) in Fiscal 1999 from $8.3 million (16.9% of net sales, 6.8% after the write-off) in Fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

    Net sales increased 52.1% to $52.6 million in Fiscal 1998 from $34.6 million in Fiscal 1997. Additionally sales for the reportable segment Cybex - U.S. increased 26.7% from $33.4 million in Fiscal 1997 to $42.3 in Fiscal 1998, while sales for the reportable segment Cybex - International, which began shipping in late Fiscal 1997, increased 790.0% from $1.2 million in Fiscal 1997 to $10.2 million in Fiscal 1998. The increased sales resulted from increased sales of the Company's KVM Switch Products and from additional revenues provided from the acquisition of the PolyCon Companies in December 1997. Sales of KVM Switch Products increased 57.3% to $45.3 million in Fiscal 1998 from $28.7 million in Fiscal 1997, primarily due to increased sales of the Company's mid- and high-end KVM Switch Products, as well as the entry-level KVM Switch Products. The mid- to high-end product sales grew approximately 59% from Fiscal 1997 to Fiscal 1998, while the entry-level product sales increased 259% from Fiscal 1997 to Fiscal 1998. The SwitchView(R) product, introduced in mid-Fiscal 1998, was a major contributor to the increase in the entry-level product sales. Sales from the acquired PolyCon Companies products accounted for approximately 4% of the Company's revenues in Fiscal 1998.

    The Company's international sales volume continued to increase in Fiscal 1998, causing international sales as a percentage of net sales to increase to 25.9% as compared to 20.6% in Fiscal 1997. International sales increased 89.4% to $13.5 million in Fiscal 1998 from $7.1 million in Fiscal 1997. European sales accounted for approximately $8.4 million, or 62% of international sales, and grew 98.8% from Fiscal 1997 to Fiscal 1998.

    Gross profit is affected by many factors: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 51.0% to $27.6 million in Fiscal 1998 from $18.2 million in Fiscal 1997. Gross profit for the reportable segment Cybex - U.S. increased 26.9% from $17.9 million in Fiscal 1997 to $22.8 million in Fiscal 1998, while the gross profit for Cybex - International, which began shipping in late Fiscal 1997, increased over 2000.0% from $.2 million in Fiscal 1997 to $4.8 million in Fiscal 1998. The Company's gross profit as a percentage of net sales remained constant at 52.5% due to increased volume in newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased level of sales to major distributors and OEMs. The Company believes its exposure to these risks is adequately reserved.

    Selling, general and administrative expenses increased 58.3% to $13.4 million (25.5% of net sales) in Fiscal 1998 from $8.5 million (24.4% of net sales) in Fiscal 1997. This difference reflects increased expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base, as well as amounts reserved for legal costs associated with the defense of a patent infringement claim (see "Contingencies"). The increase also reflects the added selling, general and administrative costs attributable to Cybex - International and the newly acquired PolyCon Companies for the fourth fiscal quarter. Management anticipates that the amount of selling, general and administrative expense will continue to increase; however, the anticipated expanding sales volume should cause the expenses to remain relatively constant as a percentage of net sales.

    For Fiscal 1998, total costs for research and development, exclusive of the one-time write-off of purchased research and development expenses, were $3.3 million (6.3% of net sales) compared to $2.4 million (6.9% of net sales) in Fiscal 1997, representing a 39.5% increase. The Company anticipates that expenses for research and development will continue to increase above the level in Fiscal 1998.

    As a result of the factors discussed above, operating income before the one-time write-off of $4.7 million of purchased research and development expenses related to the acquisition of the PolyCon Companies, increased 48.6% to $10.9 million (20.7% of net sales) in Fiscal 1998, from $7.3 million (21.2% of net sales) in Fiscal 1997.

    Interest and other income amounted to $1.9 million (3.6% of net sales), net, in Fiscal 1998 compared to $1.9 million (5.5% of net sales) in Fiscal 1997. Interest and other income includes realized gains on the sale of certain investments, interest income and expense, and the accretion of U.S. Treasury Bill discounts.

    As a result of the factors discussed above, income, before the one-time write-off related to the acquisition of the PolyCon Companies, increased 41.7% to $8.3 million (15.7% of net sales, 6.8% after the write-off) in Fiscal 1998, from $5.8 million (16.9% of net sales) in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company financed its operations primarily through cash flow from operations and cash reserves as needed. As of March 31, 1999, the Company and its subsidiaries had an available line of credit of $7.5 million with no outstanding borrowings. A short-term note in the amount of $16.0 million was outstanding on March 31, 1999. The Company repaid the note during the first week of April 1999.

    The Company's working capital position increased from $38,472,549 as of March 31, 1998, to $46,781,656 (adjusted to include $3,040,833 and $2,930,404 of long term-investments, respectively) as of March 31, 1999. This increase in the Company's working capital position was due primarily to the increased earnings during Fiscal 1999. The increase was offset somewhat by the acquisition of Fox, discussed above.

    Cash provided from operating activities increased from $4.4 million to $10.9 million for Fiscal 1998, and Fiscal 1999, respectively. This increase was caused primarily by an increase in net income. The increase in net income is attributed to an increase in sales as well as lower charges related to purchased research and development expense. Additionally, increases in accounts receivable at a decreasing rate from Fiscal 1998 to Fiscal 1999, attributed to the increase in cash provided by operating activities. These increases were offset somewhat by increases in inventory at a decreasing rate from Fiscal 1998 to Fiscal 1999. The fluctuation in the accounts receivable increase can be attributed to the timing of sales and more prompt collection of accounts receivable. The increase in inventory is attributed to the overall anticipated demand for new and existing products. The Company expects to continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

    Capital expenditures totaled $6.6 million in Fiscal 1999 as compared to $5.1 million in Fiscal 1998. Capital expenditures relating to the construction of the new corporate facility in Huntsville, Alabama, amounted to approximately $4.3 million. Approximately $900,000 in capital expenditures related to the purchase of an Enterprise Resource Planning System (ERP System) for the Huntsville and Shannon, Ireland facilities. The remaining capital expenditures were used to purchase equipment for the Company including Cybex International.

    In August 1998, the Company moved into its newly constructed corporate facility in Hunstville, Alabama, built on land purchased in Fiscal 1997. The new facility contains approximately 126,000 square feet with space for future expansion. The facility is designed to house the Company's sales, marketing, research and development, manufacturing and administrative functions. The construction of the facility cost approximately $7.7 million.

    The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

FINANCIAL ACCOUNTING DEVELOPMENTS

    In 1999, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of these accounting standards did not have a material effect on the Company's financial statements. SFAS 131 requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption.

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


    Products. The Company has completed the review of its products. The review determined that substantially all our products contain no software or firmware that is date-sensitive and will therefore not be affected by dates at the turn of the century. The few products that contain date-sensitive software or firmwave have been tested and are Year 2000 compliant. As a result, all current products are Year 2000 compliant. This phase of the Year 2000 project is complete.


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

    Internal Non-financial Software and Manufacturing Equipment. The Company is in the data gathering phase with regard to non-financial software and manufacturing equipment and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems with Year 2000 compliance scheduled for the second quarter of Fiscal 2000. The Company recently moved into a newly constructed facility. All systems, such as the heating and cooling system and the security system, of the new facility are Year 2000 compliant. All shop equipment and manufacturing equipment purchased for the facility are Year 2000 compliant. Management anticipates the cost of Year 2000 compliance on the older equipment will not be material to the Company. This phase of the Year 2000 project is substantially complete.

    External Noncompliance by Customers and Suppliers. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by the end of the second quarter of Fiscal 2000. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. However, the Company has multiple source vendors for a majority of its products, which minimizes the risk of an adverse affect on operations. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are addressing Year 2000 compliance issues. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. This phase of the Year 2000 project is substantially complete.

    Costs. The total costs associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $1.2 million. The total amount expended on the project through March 31, 1999, was over $1.1 million , of which $900,000 related to the purchase and installation of the ERP System, which have been capitalized. All remaining costs have been expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. The estimated future cost of completing the Year 2000 project is estimated to be approximately $100,000; approximately $50,000 relates to replacement of non-compliant software and hardware and the remaining $50,000 relates to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs have been and will be funded by cash flows from operations and will be expensed as incurred.

    Contingency Planning. While the Company believes its approach to Year 2000 readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Year 2000 ready if no survey response or an inadequate survey response is received. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third-party providers failure to be Year 2000 ready to the extent it is possible.

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

THE ESTIMATES AND CONCLUSIONS CONTAINED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS, AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE COMPANY'S ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF CUSTOMERS, SUPPLIERS, VENDORS, AND SERVICE PROVIDERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

CONTINGENCIES

    The Company has certain contingent liabilities resulting from litigation initiated by Apex. Apex contended in a patent lawsuit filed in February 1998 against the Company and others in the United States District Court in Seattle, Washington, that the Company has infringed Patent No. 5,721,842. By mutual agreement and stipulation of Apex and the Company, the patent lawsuit was dismissed without prejudice. Patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. After extensive review of the claims at issue, management does not believe any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

    The Company has been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened litigation matter that will have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at March 31, 1999. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       CYBEX COMPUTER PRODUCTS CORPORATION

                                                                                                         PAGE

    Independent Auditor's Report....................................................................      28

    Consolidated Balance Sheets as of March 31, 1998 and 1999.......................................      29

    Consolidated Statements of Income for the years ended March 31, 1997, 1998 and 1999.............      30

    Consolidated Statements of Changes in Shareholders' Equity for the years ended
     March 31,  1997, 1998 and 1999.................................................................      31

    Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1998
     and 1999.......................................................................................      32

    Notes to Consolidated Financial Statements......................................................      33

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly in all material respects the consolidated financial position of Cybex Computer Products Corporation (the Company) as of March 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Birmingham, Alabama
May 3, 1999

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 1998 and 1999

                                                                                          1998               1999
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                        $  2,411,085       $  4,060,565
     Short-term investments                                                             22,919,924         26,000,778
     Short-term investments, pledged as collateral for note payable                     12,000,000         16,000,000
     Accounts receivable - trade, less allowance for doubtful accounts
       of $963,083 and $1,338,863 in 1998 and 1999, respectively                        11,430,990         15,948,952
     Inventories                                                                         6,046,919          7,447,252
     Other current assets                                                                  517,179          1,209,852
     Deferred income taxes                                                               1,144,000          1,838,300
                                                                                      ------------       ------------
          Total current assets                                                          56,470,097         72,505,699

Investments available for sale, at market                                                3,040,833          2,930,404
Property, plant, and equipment, net of accumulated depreciation                          7,251,912         12,552,112
Intangibles, net of accumulated amortization                                             3,821,371          3,709,712
Deferred income taxes                                                                                         832,224
Other assets                                                                               134,691            320,270
                                                                                      ------------       ------------

                                                                                      $ 70,718,904       $ 92,850,421
                                                                                      ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable                                                                     $ 12,000,000       $ 16,000,000
     Accounts payable and accrued expenses                                               4,697,027          5,256,745
     Income taxes payable                                                                1,313,415          1,617,471
     Other current liabilities                                                           3,027,939          5,780,231
                                                                                      ------------       ------------
          Total current liabilities                                                     21,038,381         28,654,447

Deferred income taxes                                                                      109,000
Note payable                                                                               136,719
                                                                                      ------------       ------------
          Total liabilities                                                             21,284,100         28,654,447
                                                                                      ------------       ------------

Commitments and contingencies (Notes 14 and 17)

Shareholders' equity:
     Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued
     Common stock, par value $.001 per share; 25,000,000 shares authorized; 1998
       - 13,869,411 shares issued, 12,379,007 shares outstanding
       1999 - 14,173,281 shares issued, 12,682,877 shares outstanding                       13,869             14,173
     Additional paid-in capital                                                         34,710,130         37,500,614
     Accumulated other comprehensive income:
       Unrealized gain (loss) on investments, net of deferred taxes                        230,731            (32,642)
       Foreign currency translation adjustment, net of deferred taxes                                        (198,566)
     Retained earnings                                                                  19,780,627         32,212,948
     Treasury stock, at cost; 1998 - 1,490,404 shares; 1999 - 1,490,404 shares          (5,300,553)        (5,300,553)
                                                                                      ------------       ------------

          Total shareholders' equity                                                    49,434,804         64,195,974
                                                                                      ------------       ------------

                                                                                      $ 70,718,904       $ 92,850,421
                                                                                      ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
for the years ended March 31, 1997, 1998, and 1999


                                                                          1997             1998             1999
Net sales                                                              $34,568,465      $52,563,507      $82,194,662
Cost of sales                                                           16,408,703       24,979,458       38,301,732
                                                                       -----------      -----------      -----------

    Gross profit                                                        18,159,762       27,584,049       43,892,930

Research and development expenses                                        2,374,174        3,311,988        5,225,056
Purchased research and development expenses
    (Note 4)                                                                              4,705,000        1,850,000
Selling, general, and administrative expenses                            8,454,735       13,385,924       20,177,274
                                                                       -----------      -----------      -----------

    Operating income                                                     7,330,853        6,181,137       16,640,600
Interest income, net                                                     1,611,064        1,625,363        1,258,060
Other income (expense), net                                                290,583          272,062          357,883
                                                                       -----------      -----------      -----------

    Income before provision for income taxes                             9,232,500        8,078,562       18,256,543

Provision for income taxes                                               3,393,000        4,507,549        5,824,222
                                                                       -----------      -----------      -----------

    Net income                                                         $ 5,839,500      $ 3,571,013      $12,432,321
                                                                       ===========      ===========      ===========

Net income per common and common equivalent share:
    Basic                                                              $       .47      $       .29      $      1.00
                                                                       ===========      ===========      ===========

    Diluted                                                            $       .46      $       .28      $       .95
                                                                       ===========      ===========      ===========

Weighted average common and common equivalent shares outstanding:
       Basic                                                            12,342,612       12,260,160       12,491,645
                                                                       ===========      ===========      ===========

       Diluted                                                          12,585,429       12,612,038       13,142,400
                                                                       ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended March 31, 1997, 1998, and 1999


                                                                                UNREALIZED      FOREIGN
                                              COMMON STOCK        ADDITIONAL       GAIN        CURRENCY
                                           ------------------      PAID-IN       (LOSS) ON   TRANSLATION
                                           SHARES      AMOUNT      CAPITAL      INVESTMENTS   ADJUSTMENT
                                           ------      ------      -------      -----------   ----------
Balance, March 31, 1996                  6,068,008    $ 6,069    $34,079,719

Net income
Change in unrealized losses,
  net of deferred income taxes of
  $28,349                                                                       $ (77,669)

Comprehensive income

Issuance of common stock                    22,500         22         39,978
Purchase of 219,375 shares
  of treasury stock
                                        ----------    -------    -----------    ---------    ---------

Balance, March 31, 1997                  6,090,508      6,091     34,119,697      (77,669)

Net income
Change in unrealized gains, net of
  deferred income taxes of
  $88,481                                                                         242,414
Reclassification adjustment
  for amounts included in net
  income, net of
  income tax of $24,085                                                            65,986

Comprehensive income

Issuance of common stock                    73,675         73        192,596
Income tax benefit from exercise of
  non-qualified stock options                                        405,542
Purchase of 2,874 shares of
  treasury stock
Three-for-two stock split                3,082,091      3,082         (3,082)
                                        ----------    -------    -----------    ---------    ---------

Balance, March 31, 1998                  9,246,274      9,246     34,714,753      230,731

Net income
Change in foreign currency
  translation adjustment, net of
  deferred income
  taxes of $114,137                                                                          $(198,566)
Change in unrealized losses, net
  of deferred income taxes of
  $68,848                                                                        (119,777)

Reclassification adjustment for
  amounts included in net
  income, net of
  income tax of $82,539                                                          (143,596)

Comprehensive income

Issuance of common stock                   303,870        304      2,191,726
Income tax benefit from exercise
  of non-qualified stock options                                     598,758
Three-for-two stock split                4,623,137      4,623         (4,623)
                                        ----------    -------    -----------    ---------    ---------

Balance, March 31, 1999                 14,173,281    $14,173    $37,500,614    $ (32,642)   $(198,566)
                                        ==========    =======    ===========    =========    =========



                                            RETAINED       TREASURY
                                            EARNINGS         STOCK          TOTAL
                                            --------         -----          -----
Balance, March 31, 1996                    $10,370,114    $(3,834,881)   $40,621,021

Net income                                   5,839,500                     5,839,500
Change in unrealized losses,
  net of deferred income taxes of
  $28,349                                                                    (77,669)
                                                                         -----------
Comprehensive income                                                       5,761,831
                                                                         -----------
Issuance of common stock                                                      40,000
Purchase of 219,375 shares
  of treasury stock                                        (1,435,663)    (1,435,663)
                                           -----------    -----------    -----------

Balance, March 31, 1997                     16,209,614     (5,270,544)    44,987,189

Net income                                   3,571,013                     3,571,013
Change in unrealized gains, net of
  deferred income taxes of
  $88,481                                                                    242,414
Reclassification adjustment
  for amounts included in net
  income, net of
  income tax of $24,085                                                       65,986
                                                                         -----------
Comprehensive income                                                       3,879,413
                                                                         -----------
Issuance of common stock                                                     192,669
Income tax benefit from exercise of
  non-qualified stock options                                                405,542
Purchase of 2,874 shares of
  treasury stock                                              (30,009)       (30,009)
Three-for-two stock split                                                          0
                                           -----------    -----------    -----------

Balance, March 31, 1998                     19,780,627     (5,300,553)    49,434,804

Net income                                  12,432,321                    12,432,321
Change in foreign currency
  translation adjustment, net of
  deferred income
  taxes of $114,137                                                         (198,566)
Change in unrealized losses, net
  of deferred income taxes of
  $68,848                                                                   (119,777)

Reclassification adjustment for
  amounts included in net
  income, net of
  income tax of $82,539                                                     (143,596)
                                                                         -----------
Comprehensive income                                                      11,970,382
                                                                         -----------
Issuance of common stock                                                   2,192,030
Income tax benefit from exercise
  of non-qualified stock options                                             598,758
Three-for-two stock split                                                          0
                                           -----------    -----------    -----------

Balance, March 31, 1999                    $32,212,948    $(5,300,553)   $64,195,974
                                           ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 1997, 1998, and 1999

                                                                          1997            1998            1999
Cash flows from operating activities:
    Net income                                                       $  5,839,500    $  3,571,013    $ 12,432,321
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                     355,996         574,917       1,230,676
         Amortization of intangibles                                                      121,291         443,712
         Amortization of discount on investments                       (1,149,879)     (1,159,415)       (495,616)
         Provision for losses on accounts receivable                      416,000         717,722         813,000
         Loss on disposal of property and equipment                                        17,345           7,119
         Purchased research and development expenses                                    4,705,000       1,850,000
         Gain on sale of investments                                     (277,047)       (363,000)       (263,492)
         Deferred income taxes                                           (234,385)       (492,000)     (1,370,000)
         Changes in operating assets and liabilities:
            Accounts receivable - trade                                (1,549,066)     (6,105,006)     (5,228,771)
            Inventories                                                  (348,313)       (825,563)     (1,263,792)
            Accounts payable and accrued expenses                         672,778       1,021,656         559,718
            Other                                                         250,469       1,435,338       1,874,040
            Income taxes payable/receivable                               277,385       1,154,681         304,056
                                                                     ------------    ------------    ------------
              Net cash provided by operating activities                 4,253,438       4,373,979      10,892,971
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
    Purchases of property, plant, and equipment                        (1,668,370)     (5,106,200)     (6,589,555)
    Purchases of investments available for sale                       (67,852,690)    (59,040,639)    (75,484,552)
    Proceeds from sale of investments                                   5,551,134      13,513,303      17,576,475
    Proceeds from maturities of investments                            59,673,658      50,282,448      51,282,000
    Purchase of Polycon, net of cash acquired (Note 4)                                 (8,663,000)
    Purchase of Fox, net of cash acquired (Note 4)                                                     (2,481,947)
    Investment in intangible assets                                                      (119,403)        (41,655)
    Proceeds from dispositions of property, plant, and equipment                           41,291          61,325
                                                                     ------------    ------------    ------------
              Net cash used in investing activities                    (4,296,268)     (9,092,200)    (15,677,909)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from note payable and line of credit                       8,000,000      12,136,719      16,000,000
    Repayment of note payable and line of credit                       (5,000,000)     (8,000,000)    (12,136,719)
    Proceeds from issuance of common stock                                 40,000         192,669       2,192,030
    Income tax benefit from exercise of nonqualified stock options                        405,542         598,758
    Purchase of treasury stock                                         (1,435,663)        (30,009)
                                                                     ------------    ------------    ------------
              Net cash provided by financing activities                 1,604,337       4,704,921       6,654,069
                                                                     ------------    ------------    ------------

              Net increase (decrease) in cash and cash equivalents      1,561,507         (13,300)      1,869,131
Effect of exchange rate changes on cash and cash equivalents                                             (219,651)
Cash and cash equivalents, beginning of year                              862,878       2,424,385       2,411,085
                                                                     ------------    ------------    ------------

Cash and cash equivalents, end of year                               $  2,424,385    $  2,411,085    $  4,060,565
                                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                         $      8,021    $     21,083    $     20,913
                                                                     ============    ============    ============

      Cash paid during the year for income taxes, net of refunds
         received                                                    $  3,350,000    $  3,857,000    $  6,890,000
                                                                     ============    ============    ============


Noncash transactions:
    During the 1997, 1998, and 1999 fiscal years, the Company recorded
      $(77,669), $308,400, and $(414,760) of unrealized losses and gains, respectively, related to its available for sale investments. The unrealized losses and gains were recorded as non-cash changes of long-term investments and shareholders' equity, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CYBEX COMPUTER PRODUCTS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         Cybex Computer Products Corporation (the Company) develops, produces and markets computer keyboard, video monitor and mouse switch, extension and remote access products. The Company sells its products to dealers, end-users and original equipment manufacturers in the United States, Canada, and Europe as well as in other foreign markets. The Company has operating facilities located in Huntsville, Alabama; Shannon, Ireland; and Steinhagen, Germany. In addition, the Company has a wholly owned subsidiary, Cybex International Corporation (CIC), to facilitate sales shipped from the Huntsville facility in certain overseas markets and obtain more favorable U.S. income tax treatment on those sales. International sales, sales outside of the U.S. principally to customers in European countries, accounted for approximately 21%, 26%, and 35% of the Company's net sales for the years ended March 31, 1997, 1998, and 1999, respectively. During 1999, sales to Tech Data Corporation amounted to approximately 17% of total sales. No customer amounted to more than 10% of sales in 1997 and 1998.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The principal accounting policies of the Company are as follows:

         PRINCIPLES OF CONSOLIDATION - The Company's consolidated financial statements include the Company and its three wholly owned subsidiaries, CIC, Polycon Investment, Inc. (PII), and Cybex Computer Products International, Ltd. (Cybex International). All significant intercompany amounts and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES - Raw materials, work in process, and finished goods are recorded using the lower of standard cost, which approximates first-in first-out (FIFO), or market.

         FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         The Company's investments are composed of U.S. treasury bills, U.S. treasury notes, commercial paper, and common stock. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. All of the Company's investments at March 31, 1998 and 1999 have been classified as available for sale (see Note 8).

         Realized gains or losses on the Company's investments are computed using the specific identification method.

         PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in net income.

         Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets which generally range from 5 to 39 years.

         INTANGIBLE ASSETS - Intangible assets are being amortized on a straight-line basis over the following estimated useful lives:

         DESCRIPTION                                        USEFUL LIFE
         -----------                                        -----------
         Trademarks                                             15
         Patents                                                10
         Goodwill                                                8
         Licenses                                                3

         LONG-LIVED ASSETS - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1997, 1998, or 1999.

         LIABILITY FOR SALES AND WARRANTY RETURNS - The Company's sales generally include a one-month unconditional return policy and a twelve-month warranty for product defects. The Company also allows additional rights of return to certain of its distributors. The liability for sales and warranty returns which totaled approximately $786,000 and $3,160,000 at March 31, 1998 and 1999, respectively, is management's estimate of the Company's liability for such sales returns (at gross profit foregone) and warranty returns (at cost to repair or replace products) on sales made by the Company. This liability is included in other current liabilities in the consolidated balance sheets.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, liability for sales and warranty returns, purchased research and development expenses, accrued vacation, accumulated depreciation, and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         FOREIGN CURRENCY - The Company records transactions denominated in foreign currency on a monthly basis, using the average monthly exchange rate. Bank accounts denominated in foreign currency are translated as of the ending balance sheet dates using the current exchange rates. Resulting translation adjustments are recorded as a separate component of shareholders' equity. Approximately 65% of all bank accounts are denominated in United States currency.

         REVENUE RECOGNITION - The Company generally records sales upon shipment of the related products, net of any discounts and provision for sales and warranty returns.

         GOVERNMENT GRANTS - The Company records government grants received in connection with its Ireland operations (see Note 3) as reductions of the corresponding expense in the consolidated statements of income. Proceeds from the rent reduction grant are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of expense over a twelve month period from the creation of the related job. Grants recognized during fiscal years 1997, 1998, and 1999 as a reduction of related expenses totaled approximately $168,000, $545,000, and $490,000, respectively. Accounts receivable of approximately $235,000 and $321,000 and deferred revenue of approximately $93,000 and $160,000 related to the grants were included in the consolidated balance sheets at March 31, 1998 and 1999, respectively.

         RESEARCH AND DEVELOPMENT EXPENSE - Research and development expenses for Company-sponsored projects are expensed as incurred.

         ADVERTISING EXPENSE - Advertising costs are expensed as incurred. Advertising expense totaled approximately $2,180,000, $2,865,000, and $2,731,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS - In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of these accounting standards did not have a material effect on the Company's financial statements. SFAS 131 requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 18).

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform to the 1999 presentation. These reclassifications had no effect on previously reported net income, operating cash flows, or total shareholders' equity.

3.       GRANTS

         On July 9, 1996, the Company formally established operations in Shannon, Ireland through its newly-formed subsidiary, Cybex International.

         Cybex International executed an agreement with the Shannon Free Airport Development Company Limited (Shannon Development) under which Cybex International receives grant monies related to salary and rent expense. The maximum amount attainable under the agreement is approximately $1.6 million. The grant monies are repayable, in whole or in part, should
         (1) Cybex International fail to meet certain business related objectives established under the agreement which are to be achieved over a three-year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date the last claim is made by the Company for grant monies paid by Shannon Development.

4.       ACQUISITIONS

         On December 31, 1997, the Company through Cybex International acquired Elsner Computertechnik GmbH and PolyCon Data Systems GmbH (collectively Polycon), both privately held companies in Steinhagen, Germany, for a combined purchase price of approximately $8.8 million including acquisition related expenditures. The acquisition of Polycon was funded by Cybex International from its available cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Polycon based on their fair values at the date of acquisition. Operating results of Polycon since December 31, 1997 are included in the Company's consolidated financial statements.

         Costs allocated to research and development assets with alternative future uses were capitalized and the remaining $4,705,000 of acquired in-process research and development costs were expensed as a one-time charge on December 31, 1997.

         The fair value of assets acquired and liabilities assumed in the acquisition is as follows:

         Cash                                                            $  153,000
         Accounts receivable                                                634,000
         Inventory                                                        1,386,000
         Other assets                                                        37,973
         Property and equipment                                             398,000
         Trademarks                                                         806,000
         Acquired in-process research and development                     4,705,000
         Goodwill                                                         2,914,027

         Fair value of liabilities assumed:
            Accounts payable                                              1,524,000
            Other liabilities                                               694,000
                                                                         ----------
         Cash paid                                                       $8,816,000
                                                                         ==========

       On January 29, 1999, the Company purchased certain assets of Fox Network Systems Corporation (Fox) for $2,487,111. The acquisition was recorded under the purchase method of accounting, and the purchase price has been allocated based on fair market values of the assets purchased as follows:

         Cash                                                            $    5,164
         Accounts receivable                                                102,191
         Inventory                                                          136,541
         Property and equipment                                              20,235
         Acquired in-process research and development                     1,850,000
         Goodwill and other                                                 372,980
                                                                         ----------
                                                                         $2,487,111
                                                                         ==========

         The purchase agreement provides for additional cash consideration of up to $2,500,000 in contingent future payments based on future sales of certain products over a maximum period of five years.

         Costs allocated to research and development assets with alternative future uses were capitalized and the remaining $1,850,000 of acquired in process research and development costs were expensed as a one-time charge during the year ended March 31, 1999.

         The following unaudited pro forma summary for the year ended March 31, 1998 combines the results of operations of the Company with the acquisitions of Polycon and Fox as if the acquisitions had occurred at April 1, 1996. For the year ended March 31, 1999, the pro forma summary presents the results of operations of the Company as if the acquisition of Fox had occurred at the beginning of the 1999 fiscal year. Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective fiscal years, or of results which may occur in the future.

                                                           1998           1999
         Net sales (in thousands)                        $60,094        $82,869
         Net income (in thousands)                       $ 4,357        $12,544
         Earnings per share - diluted                    $   .35        $   .95

         Pro forma earnings per share for the years ended March 31, 1998 and 1999 is calculated by dividing pro forma net income by the weighted average shares outstanding of 12,612,038 and 13,142,400, respectively.

5.       STOCK SPLITS

         The Company declared 3-for-2 stock splits on March 31, 1998 and November 13, 1998. All capital stock and stock option information included in the consolidated financial statements and notes thereto gives retroactive effect to the splits except for the consolidated statements of changes in shareholders' equity.

6.       STOCK REPURCHASE PLAN

         The Board of Directors approved a stock repurchase plan during December 1995 to purchase up to 1,125,000 shares of Company stock on the open market. During the 1997 fiscal year, the Company purchased 219,375 shares of treasury stock at prices ranging from $6.39 to $6.73 per share. The share and per share amounts have been retroactively adjusted to reflect the effect of the 3-for-2 stock splits discussed in Note 5. At the July 1997 Board of Directors' meeting, the stock repurchase plan was terminated.

7.       INVENTORIES

         A summary of inventories at March 31, 1998 and 1999 is as follows:

                                              1998            1999
         Raw materials                     $4,060,360      $5,672,650
         Work in process                      957,288         490,090
         Finished goods                     1,029,271       1,284,512
                                           ----------      ----------
                                           $6,046,919      $7,447,252
                                           ==========      ==========

8.       INVESTMENTS

         The cost and approximate market values of available-for-sale securities at March 31, 1998 and 1999 are as follows:

                                                             GROSS            GROSS          ESTIMATED
                                         AMORTIZED        UNREALIZED        UNREALIZED        MARKET
                                           COST              GAINS            LOSSES          VALUES
                                         ----------      -----------       -----------     -----------
         1998
         ----
         U.S. Treasury bills            $32,878,354                                        $32,878,354
         U.S. Treasury notes              2,041,570                                          2,041,570
         Marketable equity securities     2,810,102      $   279,669       $ (48,938)        3,040,833
                                        -----------      -----------       ---------       -----------
                                        $37,730,026      $   279,669       $ (48,938)      $37,960,757
                                        ===========      ===========       =========       ===========

         1999
         ----
         U.S. Treasury bills            $42,000,778                                        $42,000,778
         Marketable equity securities     3,114,432      $   157,841       $(341,869)        2,930,404
                                        -----------      -----------       ---------       -----------
                                        $45,115,210      $   157,841       $(341,869)      $44,931,182
                                        ===========      ===========       =========       ===========

         All debt instruments with fixed maturities at March 31, 1998 and 1999 are due in one year or less.

         Gross realized gains on the sale of investments available for sale were approximately $492,000, $704,000 and $1,375,000 in 1997, 1998, and
         1999, respectively. Gross realized losses were approximately $215,000, $341,000, and $1,111,000 in 1997, 1998, and 1999, respectively.

9.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following at March 31, 1998 and 1999:

                                                  1998               1999
         Land                                 $    709,625       $    726,584
         Building                                                   7,724,968
         Computer software and equipment         1,604,136          2,896,437
         Other equipment                         2,269,707          3,729,948
         Construction in progress                4,090,721             18,435
                                              ------------       ------------
                                                 8,674,189         15,096,372
         Less accumulated depreciation          (1,422,277)        (2,544,260)
                                              ------------       ------------
                                              $  7,251,912       $ 12,552,112
                                              ============       ============


10.      INTANGIBLES

         Intangible assets as of March 31, 1998 and 1999 consist of the following:

                                                                        1998              1999
         Trademarks                                                 $ 1,002,523       $ 1,017,088
         Goodwill and other                                           2,944,430         3,261,918
                                                                    -----------       -----------
            Total intangible assets                                   3,946,953         4,279,006
         Less accumulated amortization                                 (125,582)         (569,294)
                                                                    -----------       -----------
            Intangible assets, net of accumulated amortization      $ 3,821,371       $ 3,709,712
                                                                    ===========       ===========


11.      SHORT-TERM BORROWINGS

         At March 31, 1998 and 1999, the Company had $12,000,000 and $16,000,000, respectively, outstanding under short-term note payables bearing interest at the bank's prime rate (8.19% and 7.25% at March 31, 1998 and 1999, respectively). Corresponding amounts of U.S. Treasury bills are pledged as collateral for the note payable. The amounts outstanding at March 31, 1998 and 1999 were repaid on April 2, 1998 and April 1, 1999, respectively.

         The Company has a bank line of credit which provides for borrowings of up to $7,500,000. Interest on outstanding advances was payable monthly at LIBOR plus 2.5% at March 31, 1998 and 1999 (8.19% and 7.44% at March 31, 1998 and 1999, respectively). The line of credit is collateralized by the Company's accounts receivable, inventories, and certain intangible assets and is due on demand. The line of credit expires August 10, 1999. The Company had no amounts outstanding on the line of credit at March 31, 1998 or 1999.

12.      INCOME TAXES

         The provision (benefit) for income taxes for the years ended March 31, 1997, 1998, and 1999 is comprised of the following:

                                                                   1997              1998              1999
         U. S. operations:
           Current:
             Federal                                           $ 3,263,747       $ 4,326,000       $ 5,823,000
             State                                                 363,638           481,000           651,000
                                                               -----------       -----------       -----------
                                                                 3,627,385         4,807,000         6,474,000
                                                               -----------       -----------       -----------
           Deferred:
             Federal                                              (185,747)         (468,000)       (1,233,000)
             State                                                 (20,638)          (52,000)         (137,000)
                                                               -----------       -----------       -----------
                                                                  (206,385)         (520,000)       (1,370,000)
                                                               -----------       -----------       -----------
         Total U. S. operations tax provision                    3,421,000         4,287,000         5,104,000
         Total foreign operations tax provision (benefit)          (28,000)          220,549           720,222
                                                               -----------       -----------       -----------
                  Total provision                              $ 3,393,000       $ 4,507,549       $ 5,824,222
                                                               ===========       ===========       ===========

         The provision for federal income taxes differs from the amount computed by applying the statutory rate to taxable income as follows:

                                                                  1997              1998              1999
         Computed "expected" federal income tax expense       $ 3,139,050       $ 2,746,711       $ 6,389,790
         Add (deduct):
            CIC foreign sales corporation income                  (10,821)          (22,473)          (21,174)
            State income tax deduction                           (116,620)         (145,860)         (308,457)
            Change in valuation allowance                                         2,352,500          (157,000)
            Tax effect resulting from foreign activities                         (1,025,935)       (1,287,289)
            Other                                                  66,391           (46,943)          (25,870)
                                                              -----------       -----------       -----------
                                                              $ 3,078,000       $ 3,858,000       $ 4,590,000
                                                              ===========       ===========       ===========

         The components of the deferred income tax assets and liabilities at March 31, 1998 and 1999 are as follows:

                                                                          1998              1999
         Current deferred income tax asset:
            Allowance for doubtful accounts                            $   214,200       $   346,700
            Liability for sales and warranty returns                       230,300         1,047,000
            Accrued vacation                                                27,100               200
            Inventory                                                      527,300           444,400
            Other accruals                                                 145,100
                                                                       -----------       -----------
                                                                       $ 1,144,000       $ 1,838,300
                                                                       ===========       ===========

                                                                                 1998             1999

          Net noncurrent deferred income tax asset (liability):
              Accumulated depreciation                                       $  (109,000)     $  (101,000)
              Foreign subsidiary intangibles and other                         2,352,500        2,195,500
              Acquired in process research and development expenses                               667,700
              Other                                                                               265,524
                                                                             -----------      -----------

                                                                               2,243,500        3,027,724
          Less valuation allowance                                            (2,352,500)      (2,195,500)
                                                                             -----------      -----------

                                                                             $  (109,000)     $   832,224
                                                                             ===========      ===========

         As discussed in Note 4, the Company expensed $4,705,000 of acquired in process research and development costs during the year ended March 31, 1998 in connection with the acquisition of Polycon. For German tax purposes, the amount was capitalized as part of goodwill and will be amortized over 15 years. The Company has a full valuation allowance recorded against this asset at March 31, 1998 and 1999. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its German operations.


13.      EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share for the years ended March 31, 1997, 1998, and 1999 is as follows:

                                                                        INCOME                SHARES            PER-SHARE
                                                                      (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                                     --------------        -------------        ---------

          FOR THE YEAR ENDED 1997
          -----------------------
             BASIC EPS
             Income available to common shareholders                 $    5,839,500          12,342,612           $0.47
             EFFECT OF DILUTIVE SECURITIES
             Stock options                                                                      242,817
             DILUTED EPS
             Income available to common shareholders and
               assumed conversions                                   $    5,839,500          12,585,429           $0.46

          FOR THE YEAR ENDED 1998
          -----------------------
             BASIC EPS
             Income available to common shareholders                 $    3,571,013          12,260,160           $0.29
             EFFECT OF DILUTIVE SECURITIES
             Stock options                                                                      351,878
             DILUTED EPS
             Income available to common shareholders and
               assumed conversions                                   $    3,571,013          12,612,038           $0.28

                                                                         INCOME               SHARES            PER-SHARE
                                                                      (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                                     --------------        -------------        ---------

          FOR THE YEAR ENDED 1999
          -----------------------
             BASIC EPS
             Income available to common shareholders                 $   12,432,321          12,491,645           $1.00
             EFFECT OF DILUTIVE SECURITIES
             Stock options                                                                      650,755
             DILUTED EPS
             Income available to common shareholders and
               assumed conversions                                   $   12,432,321          13,142,400           $0.95


         The following options were outstanding during the respective year, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year.

                                                        OPTIONS           EXERCISE
                                                        GRANTED             PRICE              EXPIRATION
                                                        -------        ---------------         -----------


          FOR THE YEARS ENDED MARCH 31:
               1997                                     360,282        $ 7.11 - $10.67         2000 - 2007
               1998                                      62,157        $ 8.89 - $10.67         2000 - 2005
               1999                                      12,947        $22.50 - $31.81         2003 - 2009


14.      COMMITMENTS

         The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $312,000, $401,000, and $776,000 for the years ended March 31, 1997,
         1998, and 1999, respectively. Minimum future rental payments under the noncancelable operating leases are approximately as follows:

          YEAR ENDING MARCH 31:
            2000                                                                       $  644,000
            2001                                                                          581,000
            2002                                                                          577,000
            2003                                                                          541,000
            2004                                                                          212,000
                                                                                       ----------

                                                                                       $2,555,000
                                                                                       ==========


         The Company's lease for the old headquarters building located in Huntsville, Alabama expires July 31, 2003, but may be renewed for an additional five-year term. The Company has the option to purchase the building at any time during the lease term for $1,600,000 less $40,000 per year for each year that the Company leases the building.

15.      STOCK OPTIONS

         In 1989 the Company adopted an Employee Incentive Stock Option Plan (the 1989 Plan) whereby the Board of Directors may, from time to time, grant stock options to officers and key employees of the Company. The Company set aside 1,771,875 shares of common stock for the 1989 plan. The options granted under this plan are not exercisable during the first two years following the grant date and expire five years from the date of grant. The plan provides that the exercise price be equal to the fair market value of the common stock, as defined in the plan, at the date of grant, except for options issued to persons who own more than 10% of the Company's outstanding common stock whose exercise price is equal to 110% of the fair market value of the common stock at the date of grant. On July 10, 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the 1989 Plan was terminated and replaced by the 1995 Employee Stock Option Plan (the 1995 Plan). Under the 1995 Plan, options vest and are exercisable in twenty percent increments beginning one year from the date of grant and expire ten years from the date of grant. The Company set aside 632,182 shares of common stock for the 1995 Plan. During 1998, the shareholders approved 675,000 additional shares of common stock to be set aside for the 1995 plan.

         The Company's shareholders also approved options for 407,532 shares of common stock for the directors who are not employees of the Company under the Company's Directors' Compensation Equity Program (the Program). During 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the Program was terminated and replaced by the 1995 Outside Directors Stock Option Plan (the 1995 Directors Plan). Under the 1995 Directors Plan, options vest and are immediately exercisable on date of grant and expire ninety days after the time the Participant ceases to be a Director if the Director is terminated for cause or three years after the date of termination if such termination is due to retirement, permanent disability, or death. The Company has set aside 126,562 shares of common stock for the 1995 Directors Plan.

         In 1998, the Company adopted the Employee Stock Incentive Plan (the 1998 Plan), whereby the Board of Directors may, from time to time, grant stock options to officers and key employees of the Company. The Company set aside 1,125,000 shares of common stock for the 1998 plan. Vesting is determined by the Board of Directors at the time of grant. Both incentive stock options and unqualified options are allowed under the Plan.

         Pertinent information regarding the plans is as follows:

                                                                                            WEIGHTED
                                                                             RANGE OF        AVERAGE
                                                            NUMBER OF        EXERCISE       EXERCISE         VESTING
                                                             OPTIONS          PRICES          PRICE         PROVISIONS
                                                            ---------    ---------------    --------        ----------

          Options outstanding, March 31, 1996                 486,845    $ 0.79 - $10.67      $ 3.77          Various
          Options granted                                      28,125    $ 7.33 - $ 7.55      $ 7.42         100%/year
          Options granted                                     213,750    $ 5.89 - $ 8.07      $ 7.46          20%/year
          Options exercised                                   (50,625)            $ 0.79      $ 0.79          20%/year
                                                            ---------

          Options outstanding, March 31, 1997                 678,095    $ 0.79 - $10.67      $ 5.31          Various
          Options granted                                      16,875             $ 9.61      $ 9.61         100%/year
          Options granted                                     352,125    $ 6.45 - $11.61      $ 8.27          20%/year
          Options exercised                                  (165,770)   $ 0.79 - $ 8.89      $ 1.17          Various
          Options forfeited                                    (2,700)            $ 8.89      $ 8.89          20%/year
                                                            ---------

          Options outstanding, March 31, 1998                 878,625    $ 0.79 - $11.61      $ 7.35          Various
          Options granted                                      21,750    $14.22 - $23.25      $15.78         100%/year
          Options granted                                     722,853    $11.56 - $31.81      $15.48          20%/year
          Options exercised                                  (303,870)   $ 0.79 - $14.22      $ 7.23          Various
          Options forfeited                                   (58,050)   $ 8.89 - $18.00      $14.21          20%/year
                                                            ---------

          Options outstanding, March 31, 1999               1,261,308    $ 1.19 - $31.81      $11.87          Various
                                                            =========


         The following table summarizes information about stock options outstanding at March 31, 1999:

                                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                    ------------------------------------------       -------------------------
                                                    WEIGHTED
                                                     AVERAGE          WEIGHTED                        WEIGHTED
              RANGE OF                              REMAINING         AVERAGE                         AVERAGE
              EXERCISE                NUMBER       CONTRACTUAL        EXERCISE          NUMBER        EXERCISE
               PRICES               OUTSTANDING       LIFE             PRICE         EXERCISABLE       PRICE
           ---------------          -----------    -----------        --------       -----------      --------

                    $ 1.19              15,375        6.78             $ 1.19           15,375         $ 1.19
           $ 5.89 - $ 7.95             436,049        7.52             $ 7.10          100,347         $ 7.03
           $ 8.07 - $13.50             172,530        8.19             $10.56           35,918         $ 9.57
           $14.22 - $18.00             584,104        9.12             $14.64           11,250         $14.22
           $22.50 - $31.81              53,250        9.76             $28.01            3,750         $23.25
                                     ---------                                         -------

                                     1,261,308                                         166,640
                                     =========                                         =======


         The options above were issued at exercise prices which approximate fair market value at the date of grant. At March 31, 1999, 1,056,240 shares are available for grant under the plans.

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

                                                                            1997              1998              1999

          Net income - as reported                                      $ 5,839,500       $ 3,571,013      $ 12,432,321
          Net income - pro forma                                        $ 5,559,083       $ 3,074,098      $ 10,963,598
          Diluted earnings per share - as reported                      $       .46       $       .28      $        .95
          Diluted earnings per share - pro forma                        $       .45       $       .24      $        .83


         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      1997               1998               1999

          Dividend yield                                                0                  0                  0
          Expected life (years)                                       3 - 5              3 - 5              3 - 5
          Expected volatility                                         45.7%           44.2 - 45.7%       44.2 - 53.9%
          Risk-free interest rate (range)                         6.16% - 6.35%      5.98% - 6.35%      5.08% - 5.14%


16.      RETIREMENT PLAN

         The Company has 401(k) savings and profit sharing plans covering substantially all employees. The Company will match 50% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled approximately $53,000, $91,000, and $120,000 for the years ended March 31, 1997,
         1998, and 1999, respectively. The Company may also elect to make discretionary contributions as determined by its Board of Directors. The Company did not make discretionary contributions during the fiscal years ended March 31, 1997, 1998, or 1999.


17.      CONTINGENCIES

         The Company has certain contingent liabilities resulting from litigation enacted by Apex PC Solutions, Inc. (Apex). Apex contends in a lawsuit filed against the Company in the U.S. District Court in Seattle, Washington that the Company has infringed Patent No. 5,721,842. By mutual agreement and stipulation of APEX and the Company, the patent lawsuit was dismissed without prejudice. Patent validity issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The parties jointly requested the District Court to urge accelerated consideration of these issues by the U.S. Patent and Trademark Office. At the conclusion of the Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. After extensive review of the claims at issue, management does not believe that any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

         The Company has also been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened litigation matter that will have a material adverse effect on the Company's business, operations, financial condition, or cash flows.


18.      SEGMENT REPORTING

         The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity-wide basis only.

         The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the years ended March 31, 1997, 1998, and 1999 are summarized as follows:

                                                          1997           1998           1999
                                                                    (In Thousands)

          Total sales:
             Cybex - U.S.                                 34,380       $ 43,040       $ 56,921
             Cybex International                           1,150         10,235         26,471
             Less inter-company sales                    (962)          (712)        (1,197)
                                                        --------       --------       --------

                                                        $ 34,568       $ 52,563       $ 82,195
                                                        ========       ========       ========

          Gross profit:
             Cybex - U.S.                               $ 17,969       $ 22,720       $ 30,426
             Cybex International                             217          4,824         13,546
             Eliminations                                    (26)            40            (79)
                                                        --------       --------       --------

                                                        $ 18,160       $ 27,584       $ 43,893
                                                        ========       ========       ========

         The operational distribution of the Company's identifiable assets as of March 31, 1998 and 1999 is as follows:

                                                                  1998            1999
                                                                     (In Thousands)

          Assets:
            Cybex - U.S.                                        $ 66,897       $  88,815
            Cybex International                                   11,324          16,678
                                                                --------       ---------

              Total identifiable assets                           78,221         105,493

            Eliminations                                          (7,502)        (12,643)
                                                                --------       ---------

              Total assets                                      $ 70,719       $  92,850
                                                                ========       =========


19.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                                    THREE MONTHS ENDED
                                                                ---------------------------------------------------------
         (In Thousands, Except for Per Share Amounts)
                                                                JUNE 30,      SEPTEMBER 30,    DECEMBER 31,     MARCH 31,
                                                                  1997            1997             1997           1998
                                                                --------      -------------    ------------     ---------


          Net sales                                             $ 10,695        $ 11,267        $  12,537       $ 18,064
          Gross profit                                          $  5,646        $  5,923        $   6,551       $  9,464
          Operating income                                      $  2,159        $  2,388        $  (2,019)      $  3,653
          Net income                                            $  1,702        $  1,937        $  (2,659)      $  2,591
          Net income per share(1):
             Basic                                              $    .14        $    .16        $    (.22)      $    .21
             Diluted                                            $    .14        $    .15        $    (.21)      $    .20

                                                                                   THREE MONTHS ENDED
                                                               ---------------------------------------------------------
          (In Thousands, Except for Per Share Amounts)
                                                                JULY 3,        OCTOBER 2,      JANUARY 1,      MARCH 31,
                                                                 1998             1998            1999           1999
                                                               ---------       ----------      ----------      ---------

          Net sales                                            $  18,566       $  19,600       $  20,497       $  23,532
          Gross profit                                         $   9,842       $  10,466       $  10,982       $  12,603
          Operating income                                     $   3,945       $   4,471       $   4,364       $   3,861
          Net income                                           $   2,808       $   3,229       $   3,533       $   2,863
          Net income per share(1):
             Basic                                             $     .23       $     .26       $     .28       $     .23
             Diluted                                           $     .22       $     .25       $     .27       $     .21


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The following table sets forth certain information with respect to the Company's Directors.

                                                            PRINCIPAL OCCUPATION AND                        DIRECTOR
                                                            ------------------------                        --------
NAME                                 AGE                 ALL POSITIONS WITH THE COMPANY                       SINCE
----                                 ---                 ------------------------------                       -----

Stephen F. Thornton.............     59     Chairman of the Board, President and Chief Executive               1984
                                            Officer and Director

Remigius G. Shatas..............     51     Executive Vice President - Special Projects and Secretary          1981
                                            and Director

Doyle C. Weeks..................     53     Executive Vice President - Group Operations and Business           1998
                                            Development and Director

Douglas E. Pritchett............     43     Senior Vice President - Finance, Chief Financial Officer,          1995
                                            Treasurer and Assistant Secretary and Director

David S. Butler.................     57     Director                                                           1984

John R. Cooper..................     51     Director                                                           1998

Oscar L. Pierce.................     67     Director                                                           1988


    Stephen F. Thornton has been Chairman of the Board of the Company since 1987 and President and Chief Executive Officer of the Company since 1984. From 1981 to 1984, Mr. Thornton was President of Schiller Industries, an ultra precision machining, specialty cable and laser scanning company in the aerospace industry.

    Remigius G. Shatas has been Executive Vice President - Special Products and Secretary of the Company since April 1999. Mr. Shatas served as Executive Vice President - Technology and Acquisitions and Secretary of the Company from April 1997 to April 1999, as Senior Vice President, Chief Technical Officer and Secretary of the Company from 1995 to 1997 and as Chief Technical Officer, Secretary and Treasurer of the Company from 1984 to 1995.

    Doyle C. Weeks has been Executive Vice President - Group Operations and Business Development of the Company since August 1998. Mr. Weeks served as Senior Vice President - Finance, Chief Financial Officer, and Treasurer of the Company from 1995 to August 1998 and as Assistant Secretary of the Company during 1998. Prior to joining the Company, Mr. Weeks served as Vice President - Finance, Chief Financial Officer and Treasurer of Phoenix Microsystems, Inc. from 1985 to 1994 and a member of the Board of Phoenix Microsystems, Inc. during 1994.

    Douglas E. Pritchett has been Senior Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since September 1998. Prior to joining the Company as an executive officer, Mr. Pritchett was Chief Financial Officer of Barber Dairies, Inc. from 1992 to 1998 and a Partner with Coopers & Lybrand L.L.P. (predecessor of
PricewaterhouseCoopers LLP) from 1987 to 1992.

    David S. Butler has served as President of Electronic Manufacturer's Agents, a manufacturer's representative, since 1974.

    John R. Cooper has been Vice President - Finance and Chief Financial Officer of ADTRAN, Inc., a company that designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by telephone companies and corporate end-users to implement advanced digital data services over existing telephone networks, since 1996. Mr. Cooper was President of Sauty Group from 1995 to 1996 and a Partner with Coopers & Lybrand L.L.P. (predecessor of PricewaterhouseCoopers LLP) from 1991 to 1995.

    Oscar L. Pierce retired as a Vice President of Universal Data Systems, Inc. in 1985. Mr. Pierce is Mr. Thornton's brother-in-law.

EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the Company's executive officers:

                                                                                                              OFFICER
                                                                                                              -------
NAME                                AGE                        PRINCIPAL OCCUPATION                            SINCE
----                                ---                        --------------------                            -----

Stephen F. Thornton.............    59     Chairman of the Board, President and Chief Executive Officer        1984
                                           and Director

Remigius G. Shatas..............    51     Executive Vice President - Special Projects and Secretary and       1981
                                           Director

Doyle C. Weeks..................    53     Executive Vice President - Group Operations and Business            1995
                                           Development and Director

Douglas E. Pritchett............    43     Senior Vice President - Finance, Chief Financial Officer,           1998
                                           Treasurer and Assistant Secretary and Director

R. Byron Driver.................    58     Senior Vice President -- Operations and Chief Operating
                                           Officer                                                             1992

Christopher L. Thomas...........    43     Senior Vice President of Engineering                                1996

Gary R. Johnson.................    49     Senior Vice President of Sales and Marketing                        1996


         Biographical information for Messrs. Thornton, Shatas, Weeks and Pritchett is set forth above under this Item, "Directors and Executive Officers of the Registrant - Directors."

         R. Byron Driver has been employed by the Company since 1992 and was elected Senior Vice President -- Operations and Chief Operating Officer in 1995. From 1985 to 1992, he was Vice President of Astrocom Corporation, a data communications company. From 1982 to 1985, Mr. Driver was vice president of Complexx Systems, Inc., which was acquired by Astrocom Corporation in 1985.

         Christopher L. Thomas served as the Company's Engineering Product Manager from February 1995 to March 1996, Vice President of Engineering from March 1996 to April 1997 and currently serves as Senior Vice President of Engineering. Prior to joining the Company, Mr. Thomas served from 1993 to 1995 as Vice President of Technology for Max Vision, a company specializing in medical imaging systems. Mr. Thomas was employed by Intergraph, a graphics workstations company, from 1978 to 1993.

         Gary R. Johnson has been Senior Vice President of Sales and Marketing since April 1997, was formerly Vice President of Sales Channel Development from March 1996 to March 1997. From May 1986 to February 1996, he was the owner of Sales and Marketing Solutions, Inc.

GENERAL

         A Board of Directors consisting of no less than three and no more than 15 persons is authorized by the Company's Bylaws. As provided in the Company's Bylaws, the Board of Directors has fixed at seven (7) the number of members to serve on the Board of Directors. Six of the present Directors were elected to the Board of Directors of the Company during 1998 by the shareholders. John R. Cooper was elected to the Board of Directors by the Board of Directors in November 1998. Executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. The executive officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish the Company with copies of all
Section 16(a) reports they file. There are specific due dates for these reports and the Company is required to report any failure to file reports as required during Fiscal 1999. Based upon a review of these filings, the Company believes that the reporting and filing requirements relating to ownership of Common Stock were complied with during Fiscal 1999, except that (i) Robert A. Asprey's Form 4s reporting the gift of 5,060 shares in June 1996 and the disposition of 22,500 shares in July 1997, respectively, were filed in March 1999; (ii) David S. Butler's Form 4 reporting the acquisition of 496 shares in December 1995 by Electronic Manufacturer's Agents was filed in February 1999, (iii) Gary R. Johnson's Form 3 was filed in August 1998 instead of April 1997, and his Form 4 reporting the disposition of 15,000 shares in November 1998 was filed in January 1999; and (iv) Christopher L. Thomas's Form 3 was filed in June 1999 instead of April 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION - GENERAL

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1997, 1998 and 1999.

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                        ------------
                                                                      ANNUAL               NO. OF
                                                                   COMPENSATION          SECURITIES
                                                              ----------------------     UNDERLYING      ALL OTHER
NAME/POSITION                                       YEAR       SALARY         BONUS       OPTIONS(1)  COMPENSATION(2)
-------------                                       ----      --------      --------    ------------  ---------------

                                                                                        ------------

Stephen F. Thornton...............................  1999      $185,015      $ 51,953        45,000      $  6,303
   Chairman of the Board, Chief Executive           1998       165,150        89,800        33,750         5,055
   Officer and President                            1997       160,150        32,000        33,750         5,416

Remigius G. Shatas................................  1999       139,610        42,150        22,500         4,013
   Executive Vice President - Special               1998       139,650        75,921        28,125         3,712
   Projects and Secretary                           1997       135,150        27,000        28,125         3,159

Doyle C. Weeks....................................  1999       135,857        38,521        45,729         3,604
   Executive Vice President - Group                 1998       115,150        97,588        22,500         3,826
   Operations and Business Development              1997       105,150        25,500        22,500         2,688

Gary R. Johnson...................................  1999       112,008        52,097        56,250         3,640
   Senior Vice President - Sales and Marketing      1998       100,150        75,890             0         2,214
                                                    1997        90,100        13,287        56,250         1,789

R. Byron Driver...................................  1999       125,010        35,152        22,500         3,355
   Senior Vice President - Operations and           1998       115,150        62,588        22,500         2,092
   Chief Operating Officer                          1997       105,150        10,500             0         1,610



--------

(1) The amounts listed in this column represent the number of securities underlying options after taking into account the 3-for-2 stock splits effected by the Company on April 28, 1998 and December 15, 1998 as a 50% stock dividend.
(2) The amounts listed in this column represent for 1999, 1998 and 1997, respectively: (i) employer contributions to the Company's 401(k) Retirement
     Plan: Stephen F. Thornton, $2,723, $1,843, and $2,573; Remigius G. Shatas, $2,833, $2,502, and $2,045; Doyle C. Weeks, $2,422, $2,728, and $1,608;
     Gary R. Johnson, $2,585, $1,184, and $759; and R. Byron Driver, $2,241, $994, and $530; and (ii) life insurance premiums: Stephen F. Thornton, $3,036, $2,638, and $2,269; Remigius G. Shatas, $636, $636, and $540; Doyle
     C. Weeks, $638, $524, and $506; Gary R. Johnson, $511, $456, and $456; and
     R. Byron Driver, $570, $524, and $506; and (iii) disability insurance premiums: Stephen F. Thornton, $544, $574, and $574; Remigius G. Shatas, $544, $574, and $574; Doyle C. Weeks, $544, $574, and $754; Gary R.
     Johnson, $544, $574, and $574; and R. Byron Driver, $544, $574, and $574.

OPTION GRANTS IN FISCAL 1999

    The following table sets forth certain information concerning individual grants of stock options made during Fiscal 1999 to certain of the Named Executive Officers:

                                NUMBER OF       % OF TOTAL                                      POTENTIAL REALIZABLE
                               SECURITIES        OPTIONS                                          VALUE AT ASSUMED
                               UNDERLYING       GRANTED TO      EXERCISE                           RATES OF STOCK
                                 OPTIONS        EMPLOYEES        OR BASE                       PRICE APPRECIATION FOR
                                 GRANTED           IN             PRICE      EXPIRATION           OPTION TERMS(2)
        NAME                     (#)(1)        FISCAL YEAR      ($/SHARE)       DATE           5%($)           10%($)
        ----                     ------        -----------      ---------       ----          -------        ---------

Stephen F. Thornton              45,000           6.23%           14.22        4/27/09        402,492        1,019,994
Remigius G. Shatas               22,500           3.11%           14.22        4/27/09        201,246          509,997
Doyle C. Weeks                   45,729           6.33%           14.22        4/27/09        409,012        1,036,517
Gary R. Johnson                  56,250           7.78%           14.22        4/27/09        503,115        1,274,992
R. Byron Driver                  22,500           3.11%           14.22        4/27/09        201,246          509,967


----------

(1) The amounts listed in this column represent the number of securities underlying options after taking into account the Stock Split. All options outstanding were issued under the Company's 1995 Employee Stock Option Plan. Options are exercisable 20% per year commencing on the first anniversary of the grant date.

(2) Based upon the market price on the date of grant and an annual appreciation at the rate stated of such market price through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

OPTION EXERCISES AND YEAR-END VALUES

    The following table sets forth certain information concerning the exercise of stock options during Fiscal 1999 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

                                                        NUMBER OF       NUMBER OF      VALUE OF       VALUE OF
                                                       SECURITIES      SECURITIES    UNEXERCISED    UNEXERCISED
                                                       UNDERLYING      UNDERLYING      IN-THE-        IN-THE-
                            SHARES                     UNEXERCISED     UNEXERCISED      MONEY          MONEY
                           ACQUIRED       VALUE        OPTIONS AT       OPTIONS AT    OPTIONS AT     OPTIONS AT
                         ON EXERCISE    REALIZED       FY-END (#)       FY-END (#)    FY-END ($)     FY-END ($)
    NAMES                    (#)           ($)         EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
    -----                -----------    ---------      -----------    -------------  -----------   -------------

Stephen F. Thornton         19,232        156,867          1,018         92,250         10,171        636,824
Remigius G. Shatas               0              0         16,875         61,875        179,571        503,634
Doyle C. Weeks              61,808      1,161,054         18,629         86,229        292,434        612,866
Gary R. Johnson             45,000        804,222         11,250        112,500        131,797        822,969
R. Byron Driver                  0              0          4,500         40,500         48,219        276,470

401(K) RETIREMENT PLAN

    The Company maintains a retirement plan pursuant to Section 401(k) of the Code (the "KPlan"), which requires, subject to certain limited exceptions, three months of service and a minimum of 1,000 hours worked annually to become a participant in the KPlan. The Company will match 50% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled $52,623, $58,088 and $86,834 for Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

    The Company may make discretionary contributions to the KPlan in an amount determined annually by the Board of Directors. The Company elected to make no discretionary contributions to the KPlan for Fiscal 1997, Fiscal 1998 and Fiscal 1999. Company contributions are allocated to each participant on the basis of compensation. Participants may make contributions to the KPlan on a payroll deduction basis, and the Company may make matching contributions on behalf of each participant. A separate salary reduction account and matching employer contribution account are maintained for each participant. All accounts are vested at retirement, death, or disability. Upon any other termination of employment, matching and discretionary contributions are vested after the fifth year of service. Subject to certain restrictions and tax penalties, participants may make early withdrawals from their salary reduction accounts.

    The Company also maintains a defined contribution plan (the "Contribution Plan") for employees of its wholly owned subsidiary, Cybex International. The Contribution Plan provides for employer contributions of 5% of employee base salary and permits voluntary employee contributions of 5% of base salary. All employee contributions vest immediately upon contribution, and employer contributions vest ratably over five years. For Fiscal 1998 and Fiscal 1999, the Company contributed $20,110 and $33,204, respectively, to the Contribution Plan.

EMPLOYMENT AND CONFIDENTIALITY AGREEMENTS

Employment Agreements

    Each of the Named Executive Officers of the Company, except Gary R. Johnson, is a party to an Employment and Noncompetition Agreement (collectively, the "Employment Agreements"). Each Employment Agreement is effective as of April 1, 1995, and has a five-year term that is automatically extended on April 1 of each year thereafter for one additional year. Under each Employment Agreement, the employee receives an annual base salary, subject to annual increases at the discretion of the Compensation Committee (not less than the annual cost of living increase percentage), and is entitled to receive an annual bonus at the discretion of the Compensation Committee and to participate in the Company's 1995 Employee Stock Option Plan and all other benefit programs generally available to executive officers of the Company.

    Under the terms of the Employment Agreements, Messrs. Thornton and Shatas have each agreed that during the term of his employment with the Company and for a term of 18 months thereafter, he will not compete, without the prior written consent of the Company, with the Company by engaging in any capacity in any business which is competitive with the business of the Company. Messrs. Weeks and Driver have agreed not to compete with the Company for a period of 12 months after termination of employment with the Company.

    Under the terms of the Employment Agreements, the Company may terminate an executive's employment for "cause," which includes acts of (i) willful dishonesty, fraud, or deliberate injury or attempted injury to the Company or
(ii) the executive's willful material breach of the Employment Agreement which has resulted in material injury to the Company, in which event, the executive shall receive salary, bonus, and other benefits through the date of termination. Under the terms of the Employment Agreements, if a participating executive is terminated by the Company without cause, he is entitled to receive his accrued salary, earned bonus and other benefits through the date of termination. In addition, Messrs. Thornton and Shatas would each receive severance compensation equal to his base salary for a period of 18 months following the date of termination and an amount equal to his average annual bonus during the two years immediately preceding his termination. Messrs. Weeks and Driver would each receive severance compensation equal to his base salary for a period of six months following the date of termination and an amount equal to one-half his average annual bonus during the two years immediately preceding his termination. At the executive officer's election, he may receive a lump sum severance amount equal to the present value of such severance payments (using a discount rate equal to the 90-day Treasury bill interest rate in effect on the date of delivery of such election notice). The executive officers are also entitled to accelerated vesting of any award granted under stock option plans upon termination without cause.

    If a "change-in-control" occurs, each executive officer may terminate his Employment Agreement and receive the severance compensation described above.

    The Company has agreed to indemnify each executive officer under his Employment Agreement for certain liabilities arising from actions taken by the executive officer within the scope of his employment.

Confidentiality Agreements

    All key employees of the Company, including the executive officers, have signed nondisclosure agreements pursuant to which each has agreed not to disclose any of the Company's confidential information and to assign to the Company any rights he or she may have in any design, invention, software, process, trade secret, or intellectual property that relates to or resulted from work performed at the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information with respect to ownership of shares of the Company's Common Stock as of May 31, 1999, by (i) each of the Company's directors; (ii) the Company's chief executive officer ("CEO") and the Named Executive Officers, (iii) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, and (iv) all directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned.

                                                                     Common Stock Beneficially Owned
                                                                     -------------------------------
  Name                                                      Number of Shares(1)                    % of Class
  ----                                                      -------------------------------------------------

  Stephen F. Thornton                                          962,907 (2)(12)                         7.53%

  Remigius G. Shatas                                           704,390 (3)                             5.53%

  FMR Corporation                                              743,500                                 5.84%
  82 Devonshire Street
  Boston, MA 02109

  Gary R. Johnson                                               55,000 (4)                                *

  Oscar L. Pierce                                              445,575 (5)(12)                         3.49%

  David S. Butler                                              177,950 (6)                             1.39%

  R. Byron Driver                                               52,180 (7)                                *

  Doyle C. Weeks                                                53,107 (8)                                *

  Douglas E. Pritchett                                           9,000 (9)                                *

  John R. Cooper                                                 7,250 (10)                               *

  All executive officers and directors                       2,467,359 (11)                            19.10%
 as a group (9 persons)

---------------
* Less than 1%

(1) The number of shares set forth in the table reflects the 3-for-2 stock splits effected by the Company on April 28, 1998 and December 15, 1998 as a 50% stock dividend.

(2) Includes (i) 551,814 shares owned directly by Stephen F. Thornton (of which 53,518 shares are represented by exercisable options); (ii) 219,093 shares owned by Judy Thornton, his wife; and (iii) 192,000 shares held by the Thornton Family Limited Partnership, of which Mr. Thornton is a general partner and as to which he may be deemed to share voting and investment power.

(3) Includes (i) 423,703 shares owned directly by Remigius G. Shatas (of which 5,726 shares are represented by exercisable options); (ii) 5,062 shares owned by his wife; (iii) 50,625 shares held by Mr. Shatas's minor child, (iv) 225,000 shares held by Shatas Partners, Ltd., of which Mr. Shatas is a general partner and as to which he may be deemed to share voting and investment power.

(4) Includes 55,000 shares owned directly by Gary R. Johnson (of which 13,750 shares are represented by exercisable options).

(5) Includes (i) 255,038 shares owned directly by Oscar L. Pierce (of which 22,500 shares are represented by exercisable options); and (ii) 190,537 shares owned by his wife.

(6) Includes (i) 139,082 shares owned directly by David S. Butler (of which 19,375 shares are represented by exercisable options); (ii) 7,500 shares held by him in his 401(k) Plan; (iii) 150 shares owned by Electronic Manufacturer's Associates; and (iv) 31,218 shares owned by his wife.

(7) Includes (i) 52,068 shares owned directly by R. Byron Driver (of which 13,500 shares are represented by exercisable options); and (ii) 112 shares owned by his wife.

(8) Includes (i) 49,395 shares owned directly by Doyle C. Weeks (of which 43,024 shares are represented by exercisable options); and (ii) 3,712 shares held by him in his IRA.

(9) Includes (i) 4,750 shares owned directly by Douglas E. Pritchett (of which 3,750 shares are represented by exercisable options); and (ii) 4,250 shares held by him in his IRA.

(10) Includes (i) 6,250 shares owned directly by John R. Cooper (all of which are represented by exercisable options); and (ii) 1,000 shares held by him in his IRA.

(11)     Includes 181,393 shares represented by exercisable options.

(12) Oscar L. Pierce is the brother-in-law of Stephen F. Thornton. These two individuals beneficially own, in the aggregate, 1,408,482 shares (of which 76,018 shares are represented by exercisable options), constituting approximately 11% of the total outstanding Common Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    There were no such transactions in Fiscal 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)    The following documents are filed as a part of this report:

         1.  Financial Statements

             The consolidated financial statements of the Company and its subsidiaries are filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which listing is hereby incorporated by reference.

         2.  Schedules to Financial Statements

             The financial statement schedules required by Regulation S-X are filed under Item 14(d) of this Annual Report on Form 10-K, as listed below:

             Schedules Supporting the Financial Statements

             Schedule II - Valuation and Qualifying Accounts

         3.  Exhibits

       Exhibit
       Number                            Description
       -------    --------------------------------------------------------------

         2.1      Purchase and Sale Agreement by and between the Company, Cybex
                  International and Edgar and Stephanie Elsner effective
                  December 31, 1997 incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 2.1(b) to the Company's Current Report on Form 8-K filed January 14, 1998.


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


         4.1 Specimen of Common Stock Certificate of the Company, incorporated by reference (pursuant to the provisions of Rule
                  12(b)-32) to Exhibit No. 4 to Amendment No. 1 to Registration
                  Statement No. 33- 93124.


         10.1 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule
                  12(b)-32) to Exhibit No. 10.2 to Registration Statement No.
                  33-93124, and Amendment to 1989 Employee Incentive Stock
                  Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)- 32) to Exhibit No. 10.13 to
                  Amendment No. 1 to Registration Statement No. 33- 93124.


         10.2     1995 Employee Stock Option Plan, incorporated by reference
                  (pursuant to the provisions of Rule 12(b)- 32) to Exhibit No.
                  10.3 to Registration Statement No. 33-93124.


         10.3 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.4 to Registration Statement No. 33-93124.


         10.4 1998 Employee Stock Incentive Plan, incorporated by reference to. Exhibit No. 10.7 (pursuant to the provisions of Rule
                  12(b)-32) to the Company's Annual Report on Form 10-K filed
                  June 26, 1998.


         10.5     Smith Barney Shearson Flexible Prototype Nonstandardized
                  401(k) Plan Adoption Agreement #007 and Smith Barney Shearson
                  Prototype Defined Contribution Plan Document #005 and Trust
                  Agreement, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.6 of the Company's
                  Form 10-K for the fiscal year ended March 31, 1997.


         10.6 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule
                  12(b)-32) to Exhibit 10.7.


   10.7 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
            10.8.


   10.8 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995 , incorporated by reference
            (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.10.


   10.9 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference
            (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.11.


   10.10* Employment and Noncompetition Agreement by and between the Company and Douglas E. Pritchett, dated September 10, 1998.


   21*      List of Subsidiaries of the Company.


   23*      Consent of PricewaterhouseCoopers LLP.


   27*      Financial Data Schedule for current period (for SEC use only).

* As filed herewith.

    THE COMPANY WILL FURNISH TO EACH SHAREHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: DOUGLAS E. PRITCHETT, SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER, CYBEX COMPUTER PRODUCTS CORPORATION, 4991 CORPORATE DRIVE, HUNTSVILLE, ALABAMA 35805.

(b) Current Reports on Form 8-K:   None.

(c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

(d) Financial Statement Schedules.

    Schedule II: Valuation and Qualifying Accounts

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

Our report on the consolidated financial statements of Cybex Computer Products Corporation has been included on page 28 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 58 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Birmingham, Alabama
May 3, 1999

                                                                     Schedule II


                       VALUATION AND QUALIFYING ACCOUNTS
               for the years ended March 31, 1997, 1998, and 1999

                                                          Charged         Charged
                                           Beginning         to              to                                           Ending
                                             Balance      Expenses        Accounts       Deductions(1)       Other        Balance
                                           ---------      --------        --------       ------------        -------     ----------
Year ended March 31, 1997:
 Allowance for doubtful accounts           $  131,383     $  416,000      $      --      $  (196,546)      $      --     $  350,837
 Allowance for inventory obsolescence      $  253,000     $  244,840      $      --      $        --       $      --     $  497,840
 Liability for sales and warranty returns  $  200,000     $  144,654      $      --      $        --       $      --     $  344,654

Year ended March 31, 1998:
 Allowance for doubtful accounts           $  350,837     $  717,721      $      --      $  (200,680)      $   95,205    $  963,083
 Allowance for inventory obsolescence      $  497,840     $  667,955      $      --      $        --       $  199,980    $1,365,775
 Liability for sales and warranty returns  $  344,654     $  440,966      $      --      $        --       $       --    $  785,620
Valuation allowance for income taxes       $       --     $2,352,500      $      --      $        --       $       --    $2,352,500

Year ended March 31, 1999:
 Allowance for doubtful accounts           $  963,083     $  813,000      $      --      $  (437,220)      $       --    $1,338,863
 Allowance for inventory obsolescence      $1,365,775     $1,139,746      $   (575,521)  $        --       $       --    $1,930,000
 Liability for sales and warranty returns  $  785,620     $5,680,332      $ (3,305,952)  $        --       $       --    $3,160,000
Valuation allowance for income taxes       $2,352,500     $       --      $   (157,000)  $        --       $       --    $2,195,500

(1) Deductions consist of specific accounts receivable written off against the allowance for doubtful accounts

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cybex Computer Products Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CYBEX COMPUTER PRODUCTS CORPORATION



Dated:  June 21, 1999          By:   /s/ Stephen F. Thornton
                                     -------------------------------------------
                                     Stephen F. Thornton, Chairman of the
                                     Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cybex Computer Products Corporation and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                                                DATE



/s/ Stephen F. Thornton                        Chairman of the Board, President and Chief           June 21, 1999
---------------------------------------------  Executive Officer (Principal Executive Officer)
Stephen F. Thornton


/s/ Douglas E. Pritchett                       Senior Vice President - Finance, Chief               June 21, 1999
---------------------------------------------  Financial Officer, Treasurer and Director
Douglas E. Pritchett                           (Principal Financial and Accounting Officer)


/s/ Doyle C. Weeks                             Executive Vice President, Group Operations and       June 21, 1999
---------------------------------------------  Business Development, and Director
Doyle C. Weeks


/s/ Remigius G. Shatas                         Executive Vice President, Special Projects,          June 21, 1999
---------------------------------------------  Secretary and Director
Remigius G. Shatas


/s/ Oscar L. Pierce                            Director                                             June 21, 1999
---------------------------------------------
Oscar L. Pierce


/s/ David S. Butler                            Director                                             June 21, 1999
---------------------------------------------
David S. Butler


/s/ John R. Cooper                             Director                                             June 21, 1999
---------------------------------------------
John R. Cooper

                                  EXHIBIT INDEX


  Exhibit                                                                                           Sequential
   Number                             Description                                                   Page Number
   ------    -------------------------------------------------------------------                    -----------

    2.1      Purchase and Sale Agreement by and between the Company, Cybex
             International and Edgar and Stephanie Elsner effective December 31,
             1997 incorporated by reference (pursuant to the provisions of Rule
             12(b)-32) to Exhibit No.2.1(b) to the Company's Current Report on
             Form 8-K filed January 14, 1998.


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


    10.1 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
             No. 10.2 to Registration Statement No. 33-93124, and Amendment to
             1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)- 32) to Exhibit
             No. 10.13 to Amendment No. 1 to Registration Statement No. 33-
             93124.


    10.2     1995 Employee Stock Option Plan, incorporated by reference
             (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.3 to Registration Statement No. 33-93124.


    10.3     1995 Outside Directors Stock Option Plan, incorporated by reference
             (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.4 to Registration Statement No. 33- 93124.


    10.4     1998 Employee Stock Incentive Plan, incorporated by reference to
             Exhibit No. 10.7 (pursuant to the provisions of Rule 12(b)-32) to the Company's Annual Report on Form 10-K filed June 26, 1998.


    10.5     Smith Barney Shearson Flexible Prototype Nonstandardized 401(k)
             Plan Adoption Agreement #007 and Smith Barney Shearson Prototype
             Defined Contribution Plan Document #005 and Trust Agreement, incorporated by reference (pursuant to the provisions of Rule
             12(b)-32) to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended March 31, 1997.


    10.6 Employment and Noncompetition Agreement by and between the Company and Stephen F. Thornton, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
             10.7.

    10.7 Employment and Noncompetition Agreement by and between the Company and Remigius G. Shatas, dated June 1, 1995, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit
             10.8.


    10.8 Employment and Noncompetition Agreement by and between the Company and Doyle C. Weeks, dated June 1, 1995 , incorporated by reference
             (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.10.


    10.9 Employment and Noncompetition Agreement by and between the Company and R. Byron Driver, dated June 1, 1995, incorporated by reference
             (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.11.


   10.10* Employment and Noncompetition Agreement by and between the Company and Douglas E. Pritchett, dated September 10, 1998.


    21*      List of Subsidiaries of the Company.


    23*      Consent of PricewaterhouseCoopers LLP


    27*      Financial Data Schedule for current period (for SEC use only).

* As filed herewith.