Form 10-Q
period 1999-07-02
CYBEX COMPUTER PRODUCTS CORP
filed 1999-08-16
CIK 946360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

            (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 2, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM__________ TO__________

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

                                 YES [X] NO [ ]


   AS OF AUGUST 16, 1999, 12,755,229 SHARES OF THE REGISTRANT'S COMMON STOCK
                      $.001 PAR VALUE, WERE OUTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                                  JULY 2, 1999


                               TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
Part I    -   FINANCIAL INFORMATION
              Item 1.      Financial Statements (unaudited):

                           Condensed Consolidated Balance Sheets as of March 31, 1999 (audited)
                           and July 2, 1999 ....................................................                3

                           Condensed Consolidated Statements of Income for the three
                           months ended  July 3, 1998 and July 2, 1999 .........................                4

                           Condensed Consolidated Statements of Cash Flows for the three
                           months ended July 3, 1998 and July 2, 1999 ..........................                5

                           Notes to Condensed Consolidated Financial Statements ................                6

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations............................................                9

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk ..........               16


Part II   -   OTHER INFORMATION


              Item 6.      Exhibits ............................................................               17




              SIGNATURES........................................................................               18

              INDEX OF EXHIBITS.................................................................               19

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,               JULY 2,
                                                                                1999                   1999
                                                                            -----------            -----------
                                          ASSETS                                                   (UNAUDITED)
Current assets:
 Cash and cash equivalents .......................................          $ 4,060,565            $26,097,842
 Short-term investments ..........................................           26,000,778              7,811,749
 Short-term investments, pledged as collateral for note payable ..           16,000,000                     --
 Accounts receivable-trade, less allowance for doubtful accounts
 of $1,338,863 and $1,400,193, respectively ......................           15,948,952             16,848,020
 Inventories .....................................................            7,447,252              8,037,839
 Other current assets ............................................            1,209,852              1,676,573
 Deferred income taxes ...........................................            1,838,300              1,838,300
                                                                            -----------            -----------
       Total current assets ......................................           72,505,699             62,310,323
Investments available for sale, at market ........................            2,930,404              3,239,095
Property and equipment, net of accumulated depreciation ..........           12,552,112             12,488,972
Intangibles, net .................................................            3,709,712              3,489,347
Deferred income taxes ............................................              832,224                832,224
Other assets .....................................................              320,270                241,930
                                                                            -----------            -----------
                                                                            $92,850,421            $82,601,891
                                                                            ===========            ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Note payable ....................................................          $16,000,000            $        --
 Accounts payable and accrued expenses ...........................            5,256,745              4,389,182
 Income taxes payable ............................................            1,617,471              3,364,420
 Other current liabilities .......................................            5,780,231              5,881,297
                                                                            -----------            -----------
             Total current liabilities ...........................           28,654,447             13,634,899

Shareholders' equity:
 Preferred stock, par value $.001 per share;  5,000,000 shares authorized; no shares issued
 Common stock, par value $.001 per share; 25,000,000 shares
  authorized; March 31, 1999 -- 14,173,281 shares issued,
  12,682,877 shares outstanding; July 2, 1999 -- 14,246,585
  shares issued, 12,753,879 shares outstanding ...................               14,173                 14,247
 Additional paid in capital ......................................           37,500,614             38,107,276
 Accumulated other comprehensive income ..........................             (231,208)              (251,925)
 Retained earnings ...............................................           32,212,948             36,460,964
 Treasury stock, at cost; 1,490,404 and 1,492,706 shares .........           (5,300,553)            (5,363,570)
                                                                            -----------           ------------
                Total shareholders' equity .......................           64,195,974             68,966,992
                                                                            -----------           ------------
                                                                            $92,850,421           $ 82,601,891
                                                                            ===========           ============


           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                          JULY  3,                 JULY 2,
                                                                                            1998                    1999
                                                                                            ----                    ----

Net sales ......................................................................         $18,565,573              $24,299,755

Cost of sales ..................................................................           8,723,570               11,199,093
                                                                                         -----------              -----------

    Gross profit ...............................................................           9,842,003               13,100,662

Research and development expenses ..............................................           1,177,932                1,664,629

Selling, general and administrative expenses ...................................           4,718,854                5,503,699
                                                                                         -----------              -----------

    Operating income ...........................................................           3,945,217                5,932,334

Other  income ..................................................................             429,757                  452,205
                                                                                         -----------              -----------
    Income before provision for income taxes ...................................           4,374,974                6,384,539

 Provision for income taxes ....................................................           1,567,140                2,136,523
                                                                                         -----------              -----------
  Net income ...................................................................         $ 2,807,834              $ 4,248,016
                                                                                         ===========              ===========
Net income per common and common
 equivalent share:

  Basic. .......................................................................         $       .23              $       .33
                                                                                         ===========              ===========

  Diluted ......................................................................         $       .22              $       .32
                                                                                         ===========              ===========

Weighted average common and common
 equivalent shares outstanding:

Basic ..........................................................................          12,397,167               12,722,801
                                                                                         ===========              ===========

Diluted ........................................................................          12,853,918               13,346,576
                                                                                         ===========              ===========


            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                       JULY 3,              JULY 2,
                                                                                        1998                 1999
                                                                                        ----                -----
Cash flows from operating activities:
 Net income ..............................................................          $ 2,807,834          $ 4,248,016
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..........................................              298,460              385,430
  Amortization of discount on investments ................................             (155,708)            (103,776)
  Provision for losses on accounts receivable ............................              164,394               87,000
  Gain on sale of investments ............................................              (18,726)            (154,442)
   Changes in operating assets and liabilities:
   Accounts receivable-trade .............................................           (1,128,107)            (986,069)
   Inventories ...........................................................             (851,991)            (590,587)
   Accounts payable and accrued expenses .................................             (670,274)            (999,575)
   Other .................................................................              (58,414)             (66,949)
   Income taxes payable ..................................................              992,900            1,746,949
                                                                                    -----------          -----------
   Net cash provided by operating activities .............................            1,380,368            3,565,997

Cash flows from investing activities:
 Purchases of property and equipment .....................................           (3,065,250)            (336,674)
 Purchases of investments available for sale .............................          (15,455,868)          (9,230,685)
 Proceeds from the sale of investments ...................................            2,905,140            7,283,305
 Proceeds from maturities of investments .................................           34,925,000           36,259,000
                                                                                    -----------          -----------
  Net cash provided by investing activities ..............................           19,309,022           33,974,946

Cash flows from financing activities:
 Repayment of note payable ...............................................          (12,016,678)         (16,000,000)
 Proceeds from issuance of common stock ..................................              276,511              606,735
 Purchase of treasury stock ..............................................                                   (63,017)
                                                                                    -----------          -----------
  Net cash used in financing activities ..................................          (11,740,167)         (15,456,282)
                                                                                    -----------          -----------

 Effect of exchange rate changes .........................................               19,581              (47,384)
                                                                                    -----------          -----------

 Net increase in cash and cash equivalents ...............................            8,968,804           22,037,277
Cash and cash equivalents, beginning of period ...........................            2,411,085            4,060,565
                                                                                    -----------          -----------
Cash and cash equivalents, end of period .................................          $11,379,889          $26,097,842
                                                                                    ===========          ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ................................          $    23,852          $    18,053
                                                                                    ===========          ===========

 Cash paid during the period for income taxes ............................          $   515,500          $   331,300
                                                                                    ===========          ===========


            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended July 2, 1999 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1999 included in the Company's Form 10-K filed June 23, 1999. Operating results for the three months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The March 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          Beginning in the first quarter of Fiscal 1999, the Company elected to report quarterly results based on a 13 week quarter. The change was made to reflect the results of operations and financial position of the Company and its subsidiaries on a more timely basis and to increase operating and financial reporting efficiency.


2. LINE OF CREDIT

          The Company has a bank line of credit which provides for borrowings of up to $7.5 million. Interest on outstanding advances was payable monthly at LIBOR plus 2.5%. The line of credit expires in August, 1999. There were no borrowings outstanding under the Company's line of credit as of July 2, 1999, or March 31, 1999.

3. STOCK OPTIONS

          Options to purchase 335,000 shares of common stock were issued on varying dates throughout the quarter to employees under the 1995 Employee Stock Option Plan, the 1995 Outside Directors' Stock Option Plan and the 1998 Employee Stock Incentive Plan at the market price as of the effective date. Also, options to purchase 73,304 shares of common stock were exercised during the quarter.


4. COMPREHENSIVE INCOME

         The Company records unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses as accumulated other comprehensive income which is included in shareholders' equity. During the first quarter of Fiscal 2000 and Fiscal 1999, total comprehensive income amounted to $4,227,299 and $2,558,875, respectively.

5. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months ended July 3, 1998, and July 2, 1999, is as follows:


                                                              Income               Shares             Per-Share
                                                           (Numerator)         (Denominator)            Amount

For the quarter ended July 3, 1998
  Basic EPS
    Income available to common shareholders                $2,807,834            12,397,167             $0.23
  Effect of Dilutive Securities
    Stock Options                                                                   456,751
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                              $2,807,834            12,853,918             $0.22

For the quarter ended July 2, 1999
  Basic EPS
    Income available to common shareholders                $4,248,016            12,722,801             $0.33
  Effect of Dilutive Securities
    Stock Options                                                                   623,775
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                              $4,248,016            13,346,576             $0.32


6. SEGMENT REPORTING

   The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on en entity-wide basis only.

   The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company's Annual Report to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three months ended July 3, 1998, and July 2, 1999, is as follows:

(In Thousands)                                               July 3, 1998        July 2, 1999
                                                             ------------        ------------
Total sales:
   Cybex - U.S.                                                 $13,637             $17,094
   Cybex - International                                          4,999               7,841
   Less Intercompany                                                (70)               (635)
                                                                -------             -------
                                                                $18,566             $24,300
                                                                =======             =======
Gross Profit:
   Cybex - U.S.                                                 $ 7,200             $ 9,326
   Cybex - International                                          2,654               3,797
   Less Intercompany                                                (12)                (22)
                                                                -------             -------
                                                                $ 9,842             $13,101
                                                                =======             =======

The operational distribution of the Company's identifiable assets as of March 31, 1999 and July 2, 1999 is as follows:

(In Thousands)                                              March 31, 1999       July 2, 1999
                                                            --------------       ------------
Assets:
  Cybex - U.S.                                                  $88,815             $77,165
  Cybex - International                                          16,678              17,118
                                                                -------             -------
     Total identifiable assets                                  105,493              94,283
  Eliminations                                                  (12,643)            (11,681)
                                                                -------             -------
     Total Assets                                               $92,850             $82,602
                                                                =======             =======



7.  SUBSEQUENT EVENT

     In July 1999, the shareholders of the Company approved a resolution to amend the Amended and Restated Articles of Incorporation to increase authorized common stock from 25,000,000 shares to 50,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS" CONTAINED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 23, 1999.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission on June 23, 1999.

GENERAL

     The Company develops, produces and markets keyboard, video monitor and mouse ("KVM") switch and extension products for use in the computer industry. The Company's KVM switch products ("KVM Switch Products") provide up to four users, each with a separate keyboard, video monitor and mouse, with the capability to control over 2,000 personal computers ("PCs"), thereby eliminating the need for individual keyboards, video monitors or mice ("KVM Peripherals") for the controlled PCs. Elimination of KVM Peripherals can provide significant cost reduction (lower initial investment and ongoing utility costs) and space savings as well as more efficient technical support capabilities. The Company's KVM Switch Products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett Packard, Digital Equipment Corporation (DEC), IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers ("Servers") operating within a local area network ("LAN"). The Company also has computer interfaces for its Autoboot Commander 4xP(TM)/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM) utilizes a cost reduced design that continues to provide the architecture for mid-range and entry-level products. The Company introduced SwitchView(TM), a two and four port KVM Switch Product in mid Fiscal 1998, and is the Company's first product designed to be mass marketed. As a result of the acquisition of the PolyCon Companies, the Company obtained several mid-range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub. Certain KVM Switch Products are certified by Novell Corporation for use with its network operating system software Netware 4.1. Also, Microsoft Corporation certified certain KVM Switch Products for use with its Windows NT and Windows 98 operating systems. The Company's KVM Switch Products are particularly useful in networking environments where multiple computers are dedicated as Servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

     Certain products within the Company's family of KVM extension and remote access products (collectively, "KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. During the third quarter of Fiscal 1999, the Company introduced LongView(TM), which allows the extension of KVM Peripherals and multimedia functions up to 500 feet using a single Category 5 cable. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, the Internet or a network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. When used in conjunction with a KVM Switch Product, the Company's remote access KVM Extension Products permits users to control attached PCs remotely.

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


     The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies. The increases in annual net sales reflects the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

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

     Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money back guarantee for all of its products, a one year warranty on parts and allows additional rights of return to certain of its customers. The Company estimates and accrues a liability for sales and warranty returns and offers sales discounts to its customers based on the level of sales.

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 35% of the Companies sales for the quarter ended July 2, 1999 and 35% and 26% of the Company's total sales in Fiscal 1999 and Fiscal 1998, respectively.

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

     The total value of in-process R&D was estimated to be approximately $1.85 million. All of the estimated in-process research and development was attributable to the development of Key-View II(TM). The development of Key-View II(TM) was estimated to be 90% complete and was completed on time with initial shipments in the first quarter of fiscal 2000.

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

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:

                                                                                          THREE MONTHS ENDED
                                                                                         JULY 3,        JULY 2,
                                                                                         -------        -------
                                                                                          1998           1999
                                                                                          ----           ----

Net sales .........................................................................      100.0%          100.0%
 Cost of sales ....................................................................       47.0            46.1
                                                                                         -----           -----
Gross profit ......................................................................       53.0            53.9
 Research and development expenses ................................................        6.4             6.9
 Selling, general and administrative expenses .....................................       25.4            22.6
                                                                                         -----           -----
Operating income ..................................................................       21.2            24.4
 Other income .....................................................................        2.3             1.9
                                                                                         -----           -----
Income before income taxes ........................................................       23.5            26.3
 Provision for income taxes .......................................................        8.4             8.8
                                                                                         -----           -----
Net income ........................................................................       15.1%           17.5%
                                                                                         =====           =====



Three Months Ended July 2, 1999 Compared to the Three Months Ended July 3, 1998

     Net sales increased 30.9% to $24.3 million in the three months ended July 2, 1999 from $18.6 million in the three months ended July 3, 1998. Additionally sales for the reportable segment Cybex - U.S. increased 25.4% from $13.6 million in the first quarter of Fiscal 1999 to $17.1 million in Fiscal 2000, while sales for the reportable segment Cybex - International increased 56.9% from $5.0 million in the first quarter of Fiscal 1999 to $7.8 million in Fiscal 2000. Overall , the increased sales resulted from increased sales volume of the Company's KVM Switch Products. Sales of KVM Switch Products increased 32.2% to $21.9 million in the three months ended July 2, 1999 from $16.6 million in the three months ended July 3, 1998 primarily due to sales growth of the mid- and high-end KVM Switch Products, as well as the entry level KVM Switch Products. The mid- to high-end products grew 32% from Fiscal 1999 to Fiscal 2000, while the entry level product line grew 52%. The entry level product sales growth was fueled by sales of SwitchView(TM), which grew over 100% from fiscal 1999 to fiscal 2000. Additionally, sales of KVM Extension Products increased 31.1% to $2.1 million in the three months ended July 2, 1999 from $1.6 million in the three months ended July 3, 1998. The LongView, introduced in the third quarter of fiscal 1999, accounted for most of the growth in KVM Extension Product sales.

     The Company's international sales volume (sales to locations outside the U.S) continued to increase in three months ended July 2, 1999, causing international sales as a percentage of net sales to increase to 35% as compared to 31% in the three months ended July 3, 1998. International sales increased 49.8% to $8.5 million in the first quarter of

Fiscal 2000 from $5.7 million in first quarter of Fiscal 1999. Sales in the European Community accounted for approximately $6.4 million, or 75.4% of international sales, and grew 53.7% from Fiscal 1999 to Fiscal 2000.

     Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 33.1% to $13.1 million in three months ended July 2, 1999 from $9.8 million in the three months ended July 3, 1998. Gross profit for the reportable segment Cybex - U.S. increased 29.5% from $7.2 million in the three months ended July 3, 1998 to $9.3 million in the three months ended July 2, 1999, while the gross profit for Cybex - International increased 43.1% from $2.7 million in the first quarter of Fiscal 1999 to $3.8 million in the first quarter of Fiscal 2000. Gross profit as a percentage of net sales increased from 53.0% to 53.9% due to increased volume in newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increase in inventory related reserves. The increase in inventory related reserves was the result of the Company's evaluation of the composition of inventory.

     Selling, general and administrative (SG&A) expenses increased 16.6% to $5.5 million (22.6% of net sales) in the three months ended July 2, 1999, from $4.7 million (25.4% of net sales) in the three months ended July 3, 1998. The increase in dollars spent for SG&A reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad. However, SG&A did decline as a percentage of sales due to certain efficiencies recognized from the increased volume. Also contributing to SG&A's decline as a percentage of sales, was the reduction in expenses incurred for legal costs associated with the defense of a patent infringement claim, which was dismissed without prejudice by mutual agreement of both parties in February, 1999 (see Contingencies) . Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

      Research and development (R&D) expense grew 41.3% to $1.7 million or 6.9% of net sales in the three months ended July 2, 1999, from $1.2 million or 6.4% of net sales in the three months ended July 3, 1998. The increase can be attributed to the continued focus on new product and technology development as well as product integration and product cost reduction efforts through improved product design. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income increased 50.4% to $5.9 million (24.4% of net sales) in the three months ended July 2, 1999, from $3.9 million (21.2% of net sales) in the three months ended July 3, 1998.

     Other income increased slightly 5.1% to $452,000 (1.9% of net sales) in the three months ended July 2, 1999, compared to $430,000 (2.3% of net sales) in the three months ended July 3, 1998. Interest and other income includes realized gains on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

     Net income increased 51.2% to $4.2 million (17.5% of net sales) in the three months ended July 2, 1999, from $2.8 million (15.1% of net sales) in the three months ended July 3, 1998, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations primarily through cash flow from operations and cash reserves as needed. As of July 2, 1999, and for the three months then ended, the Company and its subsidiaries had an available line of credit of $7.5 million with no outstanding borrowings. The Company had no amounts outstanding under the lines of credit at July 2, 1999.

     The Company's working capital position improved from $46.8 million as of March 31, 1999 to $51.9 million as of July 2, 1999 (adjusted to include $2.9 million and $3.2 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the quarter ended July 2, 1999.

   Cash provided from operating activities increased from approximately $1.4 million for the three months ended July 3, 1998 to $3.6 million for the three months ended July 2, 1999. The increase was attributed primarily to an increase in net income. The increase in net income is attributed to the increase in sales. Additionally, increases in accounts receivable at a decreasing rate from the three months ended July 3, 1998 to the three months ended July 2, 1999 attributed to the increase in cash provided by operating activities. The fluctuation in the accounts receivable increase can be attributed to timing of sales and more prompt collection of receivable. Inventory levels increasing at a decreasing rate also contributed to rise in cash flows from operating activities. The increase in inventory is attributed to the overall anticipated demand for new and existing products. The Company expects to continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

   Capital expenditures totaled $337,000 in the first three months of Fiscal 2000. These capital expenditures related to purchases of office equipment, computer hardware and software, engineering test equipment and manufacturing test equipment for the Company and its subsidiaries.

   The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its lines of credit will be sufficient to meet its cash requirements over the next twelve months.


FINANCIAL ACCOUNTING DEVELOPMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption.


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

   Products. The Company has completed the review of its products. The review determined that substantially all our products contain no software or firmware that is date-sensitive and will therefore not be affected by dates at the turn of the century. The few products that contain date-sensitive software or firmware have been tested and are Year 2000 compliant. As a result, all current products are Year 2000 compliant. This phase of the Year 2000 project is complete.

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

   Internal Non-financial Software and Manufacturing Equipment. The Company is in the final phase of review with regard to non-financial software and manufacturing equipment and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems with Year 2000 compliance scheduled for the second quarter of Fiscal 2000. The Company recently moved into a newly constructed facility. All systems, such as the heating and cooling system and the security system, of the new facility are Year 2000 compliant. All shop equipment and manufacturing equipment purchased for the facility are Year 2000 compliant. Management anticipates the cost of Year 2000 compliance on the older equipment will not be material to the Company. This phase of the Year 2000 project is substantially complete.

   External Noncompliance by Customers and Suppliers. The Company is in the final stages of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by the end of the second quarter of Fiscal 2000. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. However, the Company has multiple source vendors for a majority of its products, which minimizes the risk of an adverse affect on operations. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are addressing Year 2000 compliance issues. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. This phase of the Year 2000 project is substantially complete.

   Costs. The total costs associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $1.2 million. The total amount expended on the project through July 2, 1999, was over $1.1 million , of which $900,000 related to the purchase and installation of the ERP System, which have been capitalized. All remaining costs have been expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. The estimated future cost of completing the Year 2000 project is estimated to be approximately $100,000; approximately $50,000 relates to replacement of non-compliant software and hardware and the remaining $50,000 relates to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs have been and will be funded by cash flows from operations and will be expensed as incurred.

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

FORWARD LOOKING STATEMENTS

   Any statement contained in this Quarterly Report on Form 10-Q that is not a historical fact, or that might otherwise be considered an opinion or projection concerning Cybex Computer Products Corporation (the "Company") or its business, whether express or implied, is meant as and should be considered a forward-looking statement as such term is defined in the Private Securities Litigation Reform Act of 1995. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments and are based upon estimates and assumptions that are subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the control of management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8K filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly rated investment grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at July 2, 1999. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                          PART II - OTHER INFORMATION




Item 6. Exhibits

            (a)     The following exhibits are being filed with this report:

                    Exhibit No.   Description
                    -----------   -----------

                        27        Financial Data Schedule (For SEC use only)

            (b)     Reports on Form 8-K. None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CYBEX COMPUTER PRODUCTS CORPORATION



                                       /s/ Douglas E. Pritchett
                                       -------------------------------------
                                       Douglas E. Pritchett
                                       Senior Vice President - Finance and
                                       Chief Financial Officer and Treasurer


Date:  August 16, 1999

                               INDEX OF EXHIBITS

EXHIBIT NO.           DESCRIPTION                                    PAGE NO.
-----------           -----------                                    --------
   27                 Financial Data Schedule (For SEC use only)