Form 10-Q
period 1999-10-01
CYBEX COMPUTER PRODUCTS CORP
filed 1999-11-15
CIK 946360

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

                FOR THE QUARTERLY PERIOD ENDED: OCTOBER 1, 1999

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                     YES [X] NO [ ]


  AS OF NOVEMBER 15, 1999, 12,784,504 SHARES OF THE REGISTRANT'S COMMON STOCK
                       $.001 PAR VALUE, WERE OUTSTANDING.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                                   FORM 10-Q

                                OCTOBER 1, 1999


                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
Part I    -   FINANCIAL INFORMATION
              Item 1.      Financial Statements (unaudited):

                           Condensed Consolidated Balance Sheets as of March 31, 1999 and
                           October 1, 1999 ..........................................................     3

                           Condensed Consolidated Statements of Income for the three and six
                           months ended October 2, 1998 and October 1, 1999..........................     4

                           Condensed Consolidated Statements of Cash Flows for the six
                           months ended October 2, 1998 and October 1, 1999..........................     5

                           Notes to Condensed Consolidated Financial Statements......................     6

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................     9

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk ...............    18


Part II   -   OTHER INFORMATION
              Item 2.      Changes in Securities.....................................................    19

              Item 4.      Submission of Matters to a Vote of Security Holders ......................    19

              Item 6.      Exhibits..................................................................    20



             SIGNATURES..............................................................................    21

             INDEX OF EXHIBITS.......................................................................    22

ITEM 1.  FINANCIAL STATEMENTS

                      CYBEX COMPUTER PRODUCTS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             MARCH 31,               OCTOBER 1,
                                                                               1999                     1999
                                                                            ------------           ------------
                                      ASSETS                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................      $  4,060,565           $ 31,060,534
  Short-term investments..............................................        26,000,778              6,881,703
  Short-term investments, pledged as collateral for note payable......        16,000,000
  Accounts receivable - trade, less allowance for doubtful accounts
  of $1,338,863 and $1,537,618, respectively..........................        15,948,952             18,725,858
  Inventories.........................................................         7,447,252              7,412,604
  Other current assets................................................         1,209,852              1,550,501
  Deferred income taxes...............................................         1,838,300              1,838,300
                                                                            ------------           ------------
             Total current assets.....................................        72,505,699             67,469,500
  Investments available for sale, at market...........................         2,930,404              2,804,684
  Property and equipment, net of accumulated depreciation.............        12,552,112             12,317,621
  Intangibles, net....................................................         3,709,712              3,495,071
  Deferred income taxes...............................................           832,224                833,743
  Other assets........................................................           320,270                157,776
                                                                            ------------           ------------
                                                                            $ 92,850,421           $ 87,078,395
                                                                            ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable........................................................      $ 16,000,000           $         --
  Accounts payable and accrued expenses...............................         5,256,745              4,944,150
  Income taxes payable................................................         1,617,471              1,682,540
  Other current liabilities...........................................         5,780,231              6,661,659
                                                                            ------------           ------------
              Total current liabilities...............................        28,654,447             13,288,349

Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued......................................
  Common stock, par value $.001 per share;  50,000,000 shares authorized; March 31, 1999 -- 14,173,281 shares issued,
   12,682,877 shares outstanding; October 1, 1999 -- 14,250,185
   shares issued, 12,757,479 shares outstanding.......................            14,173                 14,250
Additional paid in capital............................................        37,500,614             38,146,398
Accumulated other comprehensive income................................          (231,208)              (490,801)
Retained earnings.....................................................        32,212,948             41,483,769
Treasury stock, at cost;  1,490,404 and 1,492,706 shares..............        (5,300,553)            (5,363,570)
                                                                            ------------           ------------
                 Total shareholders' equity...........................        64,195,974             73,790,046
                                                                            ------------           ------------
                                                                            $ 92,850,421           $ 87,078,395
                                                                            ============           ============


           See notes to condensed consolidated financial statements.

                      CYBEX COMPUTER PRODUCTS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 OCTOBER 2,        OCTOBER  1,      OCTOBER 2,        OCTOBER 1,
                                                                    1998              1999             1998              1999
                                                                 -----------       -----------      -----------       -----------
Net sales..................................................      $19,599,651       $27,500,153      $38,165,225       $51,799,908

Cost of sales..............................................        9,133,384        12,091,795       17,856,954        23,290,888
                                                                 -----------       -----------      -----------       -----------

    Gross profit...........................................       10,466,267        15,408,358       20,308,271        28,509,020

Selling, general and administrative expenses...............        4,546,091         6,545,002        9,264,946        12,048,701

Research and development expenses..........................        1,449,103         1,633,016        2,627,035         3,297,645
                                                                 -----------       -----------      -----------       -----------

    Operating income.......................................        4,471,073         7,230,340        8,416,290        13,162,674

Other income...............................................          349,652           316,562          779,409           768,767
                                                                 -----------       -----------      -----------       -----------

    Income before provision for income taxes...............        4,820,725         7,546,902        9,195,699        13,931,441
Provision for income taxes.................................        1,591,744         2,524,097        3,158,884         4,660,620
                                                                 -----------       -----------      -----------       -----------

Net income.................................................      $ 3,228,981       $ 5,022,805      $ 6,036,815       $ 9,270,821
                                                                 ===========       ===========      ===========       ===========


Net income per common and common
  equivalent share
     Basic.................................................      $       .26       $       .39      $       .49       $       .73
                                                                 ===========       ===========      ===========       ===========

     Diluted...............................................      $       .25       $       .37      $       .47       $       .69
                                                                 ===========       ===========      ===========       ===========

Weighted average common and common
  equivalent shares outstanding:
     Basic.................................................       12,436,811        12,755,113       12,417,068        12,738,782
                                                                 ===========       ===========      ===========       ===========

     Diluted...............................................       13,032,888        13,538,488       12,945,209        13,446,431
                                                                 ===========       ===========      ===========       ===========


            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          SIX  MONTHS ENDED
                                                                                  OCTOBER 2,             OCTOBER 1,
                                                                                     1998                   1999
                                                                                 ------------           ------------
Cash flows from operating activities:
  Net income...............................................................      $  6,036,815           $  9,270,821
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................           755,335              1,186,478
    Amortization of discount on investments................................          (282,844)              (179,360)
    Provision for losses on accounts receivable............................           343,824                284,000
    Loss on sale of property and equipment.................................             9,581                     --
    (Gain) loss on sale of investments.....................................            51,495                (92,745)
Changes in operating assets and liabilities:
      Accounts receivable- trade...........................................          (998,276)            (3,060,906)
      Inventories..........................................................           448,312                 34,648
      Accounts payable and accrued expenses................................          (326,197)              (288,421)
      Other................................................................          (320,122)               694,148
      Income taxes payable.................................................          (602,992)                63,550
                                                                                 ------------           ------------
        Net cash provided by operating activities..........................         5,114,931              7,912,213
Cash flows from investing activities:
  Purchases of property and equipment......................................        (5,337,311)              (738,622)
  Proceeds from the sale of property and equipment.........................           115,027                     --
  Purchases of investments available for sale..............................       (25,512,331)           (20,445,433)
  Proceeds from the sale of investments....................................         6,423,542             12,775,091
  Proceeds from maturities of investments..................................        42,471,000             43,009,000
                                                                                 ------------           ------------
       Net cash provided by investing activities...........................        18,159,927             34,600,036

Cash flows from financing activities:
  Repayment of note payable................................................       (12,133,007)           (16,000,000)
  Proceeds from issuance of common stock...................................           461,512                645,861
  Purchase of treasury stock...............................................                --                (63,017)
                                                                                 ------------           ------------
  Net cash used in financing activities....................................       (11,671,495)           (15,417,156)
                                                                                 ------------           ------------
    Effect of exchange rate changes........................................            90,319                (95,124)
                                                                                 ------------           ------------
       Net increase in cash and cash equivalents...........................        11,693,682             26,999,969
Cash and cash equivalents, beginning of period.............................         2,411,085              4,060,565
                                                                                 ------------           ------------
Cash and cash equivalents, end of period...................................      $ 14,104,767           $ 31,060,534
                                                                                 ============           ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................................      $     27,118           $     18,053
                                                                                 ============           ============

  Cash paid during the period for taxes....................................      $  3,449,627           $  4,542,313
                                                                                 ============           ============

            See notes to condensed consolidated financial statements

                      CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended October 1, 1999 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1999 included in the Company's Form 10-K filed June 23, 1999. Operating results for the three and six months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The March 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         Beginning in the first quarter of Fiscal 1999, the Company elected to report quarterly results based on a 13 week quarter. The change was made to reflect the results of operations and financial position of the Company and its subsidiaries on a more timely basis and to increase operating and financial reporting efficiency.

         Certain reclassifications have been made to the Fiscal 1999 consolidated financial statements in order to conform to the Fiscal 2000 presentation. These reclassifications had no effect on previously reported net income, operating cash flows, or total shareholder's equity.

2. LINE OF CREDIT

         The Company has a line of credit to provide borrowings of up to $7.5 million at LIBOR plus 2.5%. The line of credit expires in August, 2000. There were no borrowings outstanding under the Company's line of credit as of October 1, 1999, or March 31, 1999.

3. COMPREHENSIVE INCOME

         The Company records unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses as accumulated other comprehensive income which is included in shareholders' equity. During the second quarter of Fiscal 2000 and Fiscal 1999, total comprehensive income amounted to $4,783,930 and $3,136,958, respectively. For the first six months of Fiscal 2000 and Fiscal 1999, total comprehensive income amounted to $9,011,229 and $5,695,833 respectively.

4. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months and six months ended October 2, 1998, and October 1, 1999, is as follows:


                                                     Income              Shares              Per-Share
                                                     (Numerator)         (Denominator)       Amount

For the three months ended October 2, 1998
  Basic EPS
    Income available to common shareholders          $3,228,981          12,436,811          $ 0.26
  Effect of Dilutive Securities
    Stock Options                                                           596,077
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $3,228,981          13,032,888          $ 0.25

For the six months ended October 2, 1998
  Basic EPS
    Income available to common shareholders          $6,036,815          12,417,068          $ 0.49
  Effect of Dilutive Securities
    Stock Options                                                           528,141
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $6,036,815          12,945,209          $ 0.47


For the three months ended October 1, 1999
  Basic EPS
    Income available to common shareholders          $5,022,805          12,755,113          $ 0.39
  Effect of Dilutive Securities
    Stock Options                                                           783,375
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $5,022,805          13,538,488          $ 0.37

For the six months ended October 1, 1999
  Basic EPS
    Income available to common shareholders          $9,270,821          12,738,782          $ 0.73
  Effect of Dilutive Securities
    Stock Options                                                           707,649
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $9,270,821          13,446,431          $ 0.69


5. SEGMENT REPORTING

    The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development , interest income/expense, and provision for taxes, is reported on an entity-wide basis only.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company's Annual Report to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and six months ended October 2, 1998, and October 1, 1999, are as follows:


                                          Three Months         Three Months          Six Months            Six Months
                                              Ended                Ended                Ended                Ended
(In Thousands)                           October 2, 1998      October 1, 1999      October 2, 1998       October 1, 1999
                                         ---------------      ---------------      ---------------       ---------------

Total sales:

     Cybex - U.S.                            $13,653              $19,783              $27,289               $36,878
     Cybex - International                     6,111                8,374               11,110                16,215
     Less Intercompany                          (164)                (657)                (234)               (1,293)
                                             -------              -------              -------               -------
                                             $19,600              $27,500              $38,165               $51,800
                                             =======              =======              =======               =======



Gross Profit:

     Cybex - U.S.                             $7,371              $11,214              $14,571               $20,540
     Cybex - International                     3,098                4,147                5,752                 7,944
     Less Intercompany                            (3)                  47                  (15)                   25
                                             -------              -------              -------               -------
                                             $10,466              $15,408              $20,308               $28,509
                                             =======              =======              =======               =======

The operational distribution of the Company's identifiable assets as of March 31, 1999 and October 1, 1999 is as follows:


(In Thousands)                                                                     March 31, 1999         October 1, 1999
                                                                                   --------------         ---------------
Assets:

    Cybex - U.S.                                                                     $  88,815              $  79,953
    Cybex - International                                                               16,678                 18,726
                                                                                     ---------              ---------
          Total identifiable assets                                                    105,493                 98,679
     Eliminations                                                                      (12,643)               (11,601)
                                                                                     ---------              ---------
          Total Assets                                                               $  92,850              $  87,078
                                                                                     =========              =========


6. CHANGE IN CAPITALIZATION

In July 1999, the shareholders of the Company approved a resolution to amend the Amended and Restated Articles of Incorporation to increase authorized common stock from 25,000,000 shares to 50,000,000 shares.

7. SUBSEQUENT EVENT

On October 5, 1999 the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc.(PixelVision), pursuant to an Asset Purchase Agreement dated October 5, 1999 between the Company and PixelVision. PixelVision, a privately held company, designs, manufactures and markets products and services related to high-information content digital display solutions. The Company paid approximately $6.6 million at closing. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting.

In accordance with generally accepted accounting principals, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased research and development will be expensed as a one-time charge during the third quarter of fiscal 2000. The allocation of the purchase price has not been determined as of the filing date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS - FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS" CONTAINED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 23, 1999.

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

     The Company also has computer interfaces for its XP4040 (formerly known as the Autoboot Commander 4xP(TM)/1xP(TM)), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM) utilizes a cost reduced design that continues to provide the architecture for mid-range and entry-level products. SwitchView(TM), a two and four port KVM Switch Product, is the Company's first product designed to be mass marketed. The Company completed its first full quarter of shipping AutoView(TM) 200 during the second quarter of Fiscal 2000. AutoView(TM) 200 extends the capabilities of KVM Switching technology by allowing two users independent and simultaneous access to any of eight attached servers. The Company also markets several mid-range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub.

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

     Certain products within the Company's family of KVM extension and remote access products (collectively, "KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. During the third quarter of Fiscal 1999, the Company introduced LongView(TM), which allows the extension of KVM Peripherals and multimedia functions up to 500 feet using a single Category 5 cable. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, the Internet or a network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. The Company completed its first quarter of shipping Key-View(TM) II, its second generation and newest remote access solution, during the second quarter of Fiscal 2000. When used in conjunction with a KVM Switch Product, the Company's remote access KVM Extension Products permits users to control attached PCs remotely.

     The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies, discussed later herein.
The increases in annual net sales reflects the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

     The Company markets its products to a diversified group of dealers, distributors, original equipment manufacturers ("OEMs") and end users, primarily through its inside and outside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distribution and catalog markets. In Fiscal 1997, the Company announced its first products designed specifically for the OEM market. These products are intended to expand the Company's share of sales in the OEM marketplace. During this same period, the Company began shipping certain KVM Switch Products to a major worldwide catalog marketer under private label. During the second quarter of Fiscal 1998, the Company also began distribution of its branded products with a major distributor. These relationships have broadened the Company's channels of distribution of its products and are expected to increase market share. The Company recently completed the final stages of product testing and certification with a major U.S. computer manufacturer. Shipments of an OEM product to this customer began in mid November, 1999.

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

     The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 34% of the Company's sales for the six months ended October 1, 1999 and 35% and 26% of the Company's total sales in Fiscal 1999 and Fiscal 1998, respectively.




STRATEGIC ACQUISITIONS

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development, but through strategic acquisition and expansion efforts. Consistent with this philosophy, on October 5, 1999 the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc.(PixelVision), pursuant to an Asset Purchase Agreement dated October 5, 1999 between the Company and PixelVision. PixelVision, a privately held company, designs, manufactures and markets products and services related to high-information content digital display solutions. The Company paid approximately $6.6 million at closing. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting.

     In accordance with generally accepted accounting principals, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased research and development will be expensed as a one-time charge during the third quarter of fiscal. The allocation of the purchase price has not been determined as of the filing date of this report.

     On February 1, 1999, the Company acquired substantially all of the assets, including the related intellectual property and patents, of Fox, pursuant to an Asset Purchase Agreement dated January 20, 1999, between the Company, Fox and the shareholders of Fox. The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. Fox technology and products include remote access and power control products solutions for management of PCs and Servers. Fox's major development project was the development of a Windows(TM)-based remote access device that allows control of servers over ordinary telephone lines and the Internet from a remote location ("Key-View((TM)) II"). The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining $1.85 million of purchased research and development were expensed as a one-time charge during the fourth quarter of Fiscal 1999.

     The Company obtained an outside valuation of Fox and values were assigned to developed technology, in-process research and development ("in-process R&D"), employment and consulting agreements, and customer base. The valuations of developed technology, in-process R&D and customer base were established using an income-based approach. The valuation of the employment and consulting agreements were valued using a cost-based approach. Revenue estimates for the technology under development were based on discussions with management, existing product family revenues of both Fox and the Company, anticipated product development schedules, product sales cycles and estimated life of the technology. Revenues for the product under development were estimated to begin in Fiscal 2000 and continue through Fiscal 2009, with the majority of the revenues related to in-process technology occurring after Fiscal 2002. Projected expenses were based on historical selling, general and administrative expenses and maintenance research and development expenses of the Company, as all aspects of Key-View((TM)) II will be managed by the Company. The resulting operating income was adjusted for income tax expense using the Company's tax rate. In addition, estimated required returns on beginning net working capital, fixed assets and employment and consulting agreement, along with a deduction for cash flow attributable to the customer base, were considered in the discounted cash flow analysis. The risk-adjusted discount rate applied to after-tax cash flow was 28% for completed technology and for in-process technology, compared to an estimated weighted-average cost of capital for Fox of approximately 28% as well.

     The total value of in-process R&D was estimated to be approximately $1.85 million. All of the estimated in-process research and development was attributable to the development of Key-View((TM)) II. The development of Key-View((TM)) II was estimated to be 90% complete and was completed on time with initial shipments in the first quarter of Fiscal 2000.

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

    The total value of in-process R&D was estimated to be approximately $4.7 million. Approximately 90% of the estimated in-process research and development were attributable to the fiber-optics solution technology, the console switch technology and the digital switching technology. The development of the console switch technology was completed on time in Fiscal 1999 and is currently available to ship in certain PolyCon products. The development of fiber-optic solution technology was completed on time and began shipping in early Fiscal 2000. The development of the digital switching technology was expected to take a minimum of two years to complete. Some digital technology is included in certain products within the XP4000 series. This XP4000 series is expected to begin shipping in the third quarter of Fiscal 2000.

RECENT STOCK SPLIT

    On November 13, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares were distributed to shareholders on December 15, 1998. All capital stock information included in the condensed consolidated financial statements and notes thereto gives retroactive effect to the splits.

RESULTS OF OPERATIONS

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the periods indicated:



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       OCT. 2,         OCT. 1,         OCT. 2,          OCT. 1,
                                                         1998            1999            1998            1999
                                                       -------         -------         -------          -------

Net sales...........................................    100.0%          100.0%          100.0%          100.0%
  Cost of sales.....................................     46.6            44.0            46.8            45.0
                                                        -----           -----           -----           -----
Gross profit........................................     53.4            56.0            53.2            55.0
  Research and development expenses.................      7.4             5.9             6.9             6.3
  Selling, general and administrative expenses......     23.2            23.8            24.3            23.3
                                                        -----           -----           -----           -----
Operating income....................................     22.8            26.3            22.0            25.4
  Other income......................................      1.8             1.1             2.1             1.5
                                                        -----           -----           -----           -----
Income before income taxes..........................     24.6            27.4            24.1            26.9
  Provision for income taxes........................      8.1             9.1             8.3             9.0
                                                        -----           -----           -----           -----
Net income..........................................     16.5%           18.3%           15.8%           17.9%
                                                        =====           =====           =====           =====

         The Company operates predominantly in one industry: the design, production, marketing, and selling of keyboard, video monitor and mouse switch, extension and remote access products. The Company's method of internal reporting is disaggregated operationally, however. The two reportable segments, Cybex - U.S. and Cybex - International, are evaluated based on gross profit; therefore selling, general and administrative costs, as well as research and development, interest income/expense, provision for taxes, is reported on an entity-wide basis only. Reference is made to the information regarding operational distribution of the Company's revenues and gross margin, and to the operational distribution of the Company's identifiable assets, in Note 5 to the Condensed Consolidated Financial Statements set forth on pages 7 and 8 of this Quarterly Report on Form 10-Q.

Three Months Ended October 1, 1999 Compared to the Three Months Ended October 2, 1998

     Net sales increased 40.3% to $27.5 million in the three months ended October 1, 1999 from $19.6 million in the three months ended October 2, 1998. Additionally, sales for the reportable segment Cybex - U.S. increased 44.9% from $13.7 million in the second quarter of Fiscal 1999 to $19.8 million in Fiscal 2000, while sales for the reportable segment Cybex - International increased 37.0% from $6.1 million in the second quarter of Fiscal 1999 to $8.4 million in Fiscal 2000. Overall, the increased sales resulted from increased sales volume of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 35.4% to $21.9 million in the three months ended October 1, 1999 from $17.5 million in the three months ended October 2, 1998, primarily due to sales growth of the mid- and high-end KVM Switch Products, as well as the entry level KVM Switch Products. The mid- to high-end products grew 34% from second quarter of Fiscal 1999 to the second quarter of Fiscal 2000, while the entry level product segment grew 58% for the same period. The entry level product sales growth was primarily due to sales of SwitchView(TM), which was introduced in mid Fiscal 1998. Sales of KVM Extension Products increased 90.9% to $3.6 million in the three months ended October 1, 1999 from $1.9 million in the three months ended October 2, 1998. LongView(TM) and Key-View(TM) II, a remote access solution, accounted primarily for the growth in KVM Extension Product sales.

     The Company's international sales (sales to any location outside the U.S.) increased 42.3% to $9.1 million in the three months ended October 1, 1999 from $6.4 million in the three months ended October 2, 1998 and accounted for over 33% of total revenues. Sales in the European Community accounted for approximately $7.0 million or 25.5% of total revenues for the quarter.

     Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and startup costs, increases in material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 47.2% to $15.4 million in three months ended October 1, 1999 from $10.5 million in the three months ended October 2, 1998. Gross profit for Cybex - U.S. increased 52.1% from $7.4 million in the three months ended October 2, 1998 to $11.2 million in the three months ended October 1, 1999, while the gross profit for Cybex - International increased 33.9% from $3.1 million in the second quarter of Fiscal 1999 to $4.1 million in the second quarter of Fiscal 2000. Gross profit as a percentage of net sales increased from 53.4% to 56.0% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases in inventory related reserves. The increase in inventory related reserves was the result of the Company's evaluation of the composition of inventory.

     Selling, general and administrative (SG&A) expenses increased 43.9% to $6.5 million (23.8% of net sales) in the three months ended October 1, 1999, from $4.5 million (23.2% of net sales) in the three months ended October 2, 1998. The increase in SG&A expenses reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad. The increase was offset somewhat by a reduction in expenses incurred for legal costs associated with the defense of a patent infringement claim which was dismissed without prejudice by mutual agreement of both parties in February 1999 (see Contingencies). Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

      Research and development (R&D) expense grew 12.7% to $1.6 million or 5.9% of net sales in the three months ended October 1, 1999, from $1.4 million or 7.4% of net sales in the three months ended October 2, 1998. The increase in R&D expense can be attributed to the continued focus on new product and technology development as well as product integration and product cost reduction efforts through improved product design. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income increased 61.7% to $7.2 million (26.3% of net sales) in the three months ended October 1, 1999, from $4.5 million (22.8% of net sales) in the three months ended October 2, 1998.

     Other income decreased 9.5% to approximately $317,000 (1.1% of net sales) in the three months ended October 1, 1999, compared to approximately $350,000 in the three months ended October 2, 1998. Interest and other income includes realized gains and losses on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

     Net income increased 55.6% to $5.0 million (18.3% of net sales) in the three months ended October 1, 1999, from $3.2 million (16.5% of net sales) in the three months ended October 2, 1998, as a result of the factors discussed above.

Six Months Ended October 1, 1999 Compared to the Six Months Ended October 2,
1998.

     Net sales increased 35.7% to $51.8 million for the six months ended October 1, 1999 from $38.2 million in the six months ended October 2, 1998. Additionally sales for Cybex - U.S. increased 35.1% from $27.3 million in the second quarter of Fiscal 1999 to $36.9 million in Fiscal 2000, while sales for Cybex - International increased 45.9% from $11.1 million in the second quarter of Fiscal 1999 to $16.2 million in Fiscal 2000. The increase in net sales was due to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 33.9% to $45.6 million in the six months ended October 1, 1999 from $34.0 million in the six months ended October 2, 1998. Sales of KVM Extension Products increased 62.8% to $5.7 million in the six months ended October 1, 1999 from $3.5 million in the six months ended October 2, 1998. LongView(TM) and Key-View(TM) II, a remote access solution, accounted primarily for the growth in KVM Extension Product sales. International sales increased 45.8% to $17.6 million or 34.2% of net sales in the six months ended October 1, 1999 as compared to $12.1 million or 32.0% of net sales in the six months ended October 2, 1998.

     Gross profit increased 40.4% to $28.5 million in the six months ended October 1, 1999 from $20.3 million in the six months ended October 2, 1998. Gross profit for Cybex - U.S. increased 41.0% from $14.6 million in the three months ended October 2, 1998 to $20.5 million in the three months ended October 1, 1999, while the gross profit for Cybex - International increased 38.1% from $5.8 million in the second quarter of Fiscal 1999 to $7.9 million in the second quarter of Fiscal 2000. Gross profit as a percentage of net sales increased from 53.2% to 55.0% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset somewhat by increases inventory related reserves. The increase in inventory related reserves was the result of the Company's evaluation of the composition of inventory.

     Selling, general and administrative (SG&A) expenses increased 30.0% to $12.0 million or 23.3% of net sales in the six months ended October 1, 1999 from $9.3 million or 24.3% of net sales in the six months ended October 2, 1998. The increase in SG&A expense reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad.

     Research and development (R&D) expense was $3.3 million or 6.3% of net sales in the six months ended October 1, 1999 as compared to $2.6 million or 6.9% of net sales for the six months ended October 2, 1998. The increase in R&D expense reflects the Company's continued focus on new product and technology development as well as product integration and product cost reduction efforts through improved product design. Management anticipates that R&D expenses will increase and that R&D expenses as a percentage of net sales will increase slightly.

     As a result of the factors discussed above, operating income increased 56.4% to $13.2 million or 25.4% of net sales for the six months ended October 1, 1999 as compared to $8.4 million or 22.0% of net sales for the six months ended October 2, 1998.

     Other income decreased slightly to approximately $769,000 or 1.5% of net sales in the six months ended October 1, 1999 from approximately $779,000 million or 2.1% of net sales in the six months ended October 2, 1998. Interest and other income includes realized gains and losses on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

     Net income increased 53.6% to $9.3 million or 17.9% of net sales for the six months ended October 1, 1999 from $6.0 million or 15.8% of net sales for the six months ended October 2, 1998 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primarily through cash flow from operations and cash reserves as needed. As of October 1, 1999, and for the six months then ended, the Company had an available line of credit of $7.5 million with an interest rate of LIBOR plus 2.5%. The Company had no amounts outstanding under the line of credit at October 1, 1999.

     The Company's working capital position improved from $46.8 million as of March 31, 1999 to $57.0 million as of October 1, 1999 (adjusted to include $2.9 and $2.8 of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the six months ended October 1, 1999.

     Cash flow provided from operating activities increased from approximately $5.1 million for the six months ended October 2, 1998 to $7.9 million for the six months ended October 1, 1999. This increase was attributed primarily to an increase in net income. The increase in net income is attributed to the increase in sales. The increase in net income was offset somewhat by an increase in accounts receivable. The increase in accounts receivable is also attributed to the increase in sales. Inventory levels remained flat, having little impact on cash provided by operating activities. Again the increase in sales attributed to the flattening of inventory levels, as well as to efforts to control the levels of inventory on-hand. The Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

     Capital expenditures totaled approximately $739,000 in the first six months of Fiscal 2000. These capital expenditures related to purchases of shop equipment and office furniture for the Company's new facility and purchases of equipment for the Company and its subsidiaries. A minor portion of the computer purchases relates to year 2000 readiness program (see Year 2000 Readiness Disclosure).

     The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet its cash requirements over the next twelve months.

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

YEAR 2000 READINESS DISCLOSURE

    The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As part of a Year 2000 project to evaluate and determine the areas of risk, as well as to provide assurance that the Year 2000 issue is adequately addressed, the Company has identified its Year 2000 risk in four categories: products; internal business software; internal non-financial software and manufacturing equipment; and external noncompliance by customers and suppliers.

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

    Internal Non-financial Software and Manufacturing Equipment. The Company has completed its review of non-financial software and manufacturing equipment. Substantially all non-financial software and manufacturing equipment has been upgraded to be Year 2000 compliant. Only a few upgrades to software remain and these will be completed during the third quarter of Fiscal 2000. The Company moved into its newly constructed facility in August 1998. All systems, such as the heating and cooling system and the security system, of the new facility are Year 2000 compliant. All shop equipment and manufacturing equipment purchased for the facility are Year 2000 compliant. Management believes the cost of Year 2000 compliance on the older equipment has not nor will be material to the Company. This phase of the Year 2000 project is substantially complete.

    External Noncompliance by Customers and Suppliers. The Company has identified and contacted its critical suppliers, service providers and contractors. At this time, management believes the majority of these parties to be Year 2000 compliant. Most of the responses to Year 2000 readiness were satisfactory. For any unsatisfactory responses, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness, but the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. However, the Company has multiple source vendors for a majority of its products, which minimizes the risk of an adverse affect on operations. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are addressing Year 2000 compliance issues. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. This phase of the Year 2000 project is substantially complete.

    Costs. The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $1.2 million. The total amount expended on the project through October 1, 1999, was almost $1.15 million, of which $900,000 related to the purchase and installation of the ERP System, which have been capitalized. All remaining costs have been expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. The estimated future cost of completing the Year 2000 project is estimated to be less than $50,000; approximately $25,000 relates to replacement of non-compliant software and hardware and the remaining $25,000 relates to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs have been and will be funded by cash flows from operations and will be expensed as incurred.

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

CONTINGENCIES

    The Company has certain contingent liabilities resulting from litigation initiated by Apex, Inc. Apex contended in a patent lawsuit filed in February 1998 against the Company and others in the United States District Court in Seattle, Washington, that the Company has infringed Patent No. 5,721,842. By mutual agreement and stipulation of Apex and the Company, the patent lawsuit was dismissed without prejudice. Patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. After extensive review of the claims at issue, management does not believe any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

    The Company has been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened litigation matter that will have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

FORWARD LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

    Any statement contained in this Quarterly Report on Form 10-Q that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as such term is defined in the Private Securities Litigation Reform Act of 1995. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments and are based upon estimates and assumptions that are subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the control of management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

    Risks and uncertainties that could cause actual results to differ materially from those projected or implied include, but are not necessarily limited to, rapid technological change and the need to continue to develop new products; potential reductions or delays in orders from new or existing customers; potential fluctuations in quarterly results; product returns; dependence on limited product lines and technological obsolescence; intensely competitive industry with increasing price competition; development of international distribution networks and sales; dependence on key personnel; dependence upon suppliers and outsourced manufacturing; ability to manage growth; reliance on the PC/Server market; improved reliability of networks; ability to obtain and protect proprietary rights; expansion of distribution channels; increased demands on customer support operations; ability to grow new businesses and successfully integrate and operate any acquired businesses; insufficient, excess or obsolete inventory; ability to develop and introduce new products on a timely basis; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; general business and economic conditions; and other factors described from time to time in the Securities and Exchange Commission filings of the Company.

    Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent events or circumstances. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly rated investment grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at October 1, 1999. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         On July 27, 1999, the Company's shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized Common Stock of the Company to 50,000,000 shares of Common Stock, par value $.001 per share, from 25,000,000 shares of Common Stock, par value $.001 per share.

Item 4.  Submission of matters to a Vote of Security Holders

         On July 27, 1999, the Company held its Annual Meeting of Shareholders. The matters voted on at the meeting and the results of these votes are as follows:

         1. Election of Board of Directors.

                                     Votes for                 Votes Withheld                Exception
                                     ----------                --------------                ---------
1. Stephen F. Thornton               12,426,010                    68,835                        400
2. Remigius G. Shatas                12,424,585                    70,260                      1,825
3. Doyle C. Weeks                    12,425,785                    69,060                        625
4. Douglas E. Pritchett              12,425,685                    69,160                        725
5. David S. Butler                   12,424,160                    70,685                      2,250
6. John R. Cooper                    12,425,860                    68,985                        550


         2. Amend the Company's Amended and Restated Articles of Incorporation,
Section 5.1, to increase the authorized shares of Common stock from 25,000,000 shares to 50,000,000 shares of Common Stock, par value $.001 per share.


             Votes For                        Votes Against                     Votes Abstained
            ----------                        -------------                     ---------------
            10,527,298                          1,929,607                           37,940


         3. Ratify engagement of the accounting firm of PricewaterhouseCoopers LLP as independent auditors.


             Votes For                        Votes Against                     Votes Abstained
            ----------                        -------------                     ---------------
            12,475,823                            6,175                             12,847

Item 6.   Exhibits

              (a)      The following exhibits are being filed with this report:


                           Exhibit No.      Description
                           -----------      -----------
                                  3         Amendment to Amended and Restated Articles of Incorporation
                                            as filed with the Secretary of State of the State of Alabama on
                                            August 13,1999.

                                 27         Financial Data Schedule (For SEC use only)

              (b)      Reports on Form 8-K

                       The Company filed no reports on Form 8-K during the quarter ended October 1, 1999.

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


Date:  November 15, 1999

                               INDEX OF EXHIBITS

EXHIBIT NO.                DESCRIPTION                                                             PAGE NO.
----------                 -----------                                                             --------
    3                      Amendment to Amended and Restated Articles of Incorporation

   27                      Financial Data Schedule (For SEC use only)
