Form 10-Q
period 1999-12-31
CYBEX COMPUTER PRODUCTS CORP
filed 2000-02-14
CIK 946360

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

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1999
                                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                             Yes  [X]         No [ ]


   As of February 14, 2000, 12,838,289 shares of the Registrant's Common Stock
                       $.001 par value, were outstanding.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 1999


                                TABLE OF CONTENTS



                                                                                                           PAGE
Part I    -   FINANCIAL INFORMATION                                                                       NUMBER
                                                                                                          ------
              Item 1.      Financial Statements (unaudited):

                           Condensed Consolidated Balance Sheets as of March 31, 1999 and
                           December 31, 1999 .........................................................       3

                           Condensed Consolidated Statements of Income for the three and nine
                           months ended January 1, 1999 and December 31, 1999........................       4

                           Condensed Consolidated Statements of Cash Flows for the nine
                           months ended January 1, 1999 and December 31, 1999.........................       5

                           Notes to Condensed Consolidated Financial Statements ......................       6

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .................................................      11

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk ................      19


Part II   -   OTHER INFORMATION

              Item 6.      Exhibits ..................................................................      20


              SIGNATURES .............................................................................      21

              INDEX OF EXHIBITS ......................................................................      22

ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,          DECEMBER 31,
                                                                                  1999                  1999
                                                                              ------------         ------------
                                    ASSETS                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents ..........................................        $  4,060,565         $ 31,306,485
  Short-term investments .............................................          26,000,778            5,784,078
  Short-term investments, pledged as collateral for note payable .....          16,000,000
  Accounts receivable - trade, less allowance for doubtful accounts
    of $1,338,863 and $2,284,395, respectively .......................          15,948,952           22,791,207
  Inventories ........................................................           7,447,252            9,715,101
  Other current assets ...............................................           1,209,852            2,033,708
  Deferred income taxes ..............................................           1,838,300            1,838,300
                                                                              ------------         ------------
         Total current assets ........................................          72,505,699           73,468,879
  Investments available for sale, at market ..........................           2,930,404            3,144,597
  Property and equipment, net of accumulated depreciation ............          12,552,112           12,448,628
  Intangibles, net ...................................................           3,709,712            6,858,964
  Deferred income taxes ..............................................             832,224              831,351
 Other assets ........................................................             320,270              232,650
                                                                              ------------         ------------
                                                                              $ 92,850,421         $ 96,985,069
                                                                              ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable .......................................................        $ 16,000,000         $         --
  Accounts payable and accrued expenses ..............................           5,256,745            9,005,907
  Income taxes payable ...............................................           1,617,471            1,639,239
  Other current liabilities ..........................................           5,780,231            7,715,039
                                                                              ------------         ------------
         Total current liabilities ...................................          28,654,447           18,360,185

Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued.......................................
  Common stock, par value $.001 per share; 50,000,000 shares authorized; March 31, 1999 -- 14,173,281 shares issued,
   12,682,877 shares outstanding; December 31, 1999 -- 14,281,910
   shares issued, 12,789,204 shares outstanding ......................              14,173               14,282
 Additional paid in capital ..........................................          37,500,614           38,496,271
 Accumulated other comprehensive income ..............................            (231,208)            (332,329)
 Retained earnings ...................................................          32,212,948           45,810,230
 Treasury stock, at cost; 1,490,404 and 1,492,706 shares .............          (5,300,553)          (5,363,570)
                                                                              ------------         ------------
         Total shareholders' equity ..................................          64,195,974           78,624,884
                                                                              ------------         ------------
                                                                              $ 92,850,421         $ 96,985,069
                                                                              ============         ============


           See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        JANUARY 1,      DECEMBER 31,      JANUARY 1,      DECEMBER 31,
                                                           1999             1999             1999             1999
                                                        ----------      ------------      ----------      ------------

Net sales, switch and extension products .........      $20,496,554      $28,353,099      $58,661,778      $80,153,007
Net sales, display products ......................               --        5,695,306               --        5,695,306
                                                        -----------      -----------      -----------      -----------
Net sales ........................................       20,496,554       34,048,405       58,661,778       85,848,313

Cost of sales, switch and extension products .....        9,514,329       12,458,521       27,371,283       35,749,409
Cost of sales, display products ..................               --        4,029,460               --        4,029,460
                                                        -----------      -----------      -----------      -----------
Cost of sales ....................................        9,514,329       16,487,981       27,371,283       39,778,869
                                                        -----------      -----------      -----------      -----------

    Gross profit .................................       10,982,225       17,560,424       31,290,495       46,069,444
                                                        -----------      -----------      -----------      -----------

Selling, general and administrative expenses .....        5,386,269        7,304,158       14,651,215       19,352,859

Acquired research and development expenses
  and other acquisition expenses .................               --        2,461,915               --        2,461,915

Research and development expenses ................        1,231,825        1,812,075        3,858,859        5,109,720
                                                        -----------      -----------      -----------      -----------

    Operating income .............................        4,364,131        5,982,276       12,780,421       19,144,950

Other income .....................................          514,814          589,319        1,294,222        1,358,086
                                                        -----------      -----------      -----------      -----------

    Income before provision for income taxes .....        4,878,945        6,571,595       14,074,643       20,503,036

Provision for income taxes .......................        1,346,202        2,245,134        4,505,086        6,905,754
                                                        -----------      -----------      -----------      -----------

Net income .......................................      $ 3,532,743      $ 4,326,461      $ 9,569,557      $13,597,282
                                                        ===========      ===========      ===========      ===========


Net income per common and common
  equivalent share
     Basic .......................................      $       .28      $       .34      $       .77      $      1.07
                                                        ===========      ===========      ===========      ===========

     Diluted .....................................      $       .27      $       .31      $       .73      $      1.00
                                                        ===========      ===========      ===========      ===========

Weighted average common and common
 equivalent shares outstanding:
     Basic .......................................       12,513,986       12,778,876       12,449,022       12,752,049
                                                        ===========      ===========      ===========      ===========

     Diluted .....................................       13,260,517       13,758,260       13,062,172       13,571,962
                                                        ===========      ===========      ===========      ===========

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                          JANUARY 1,          DECEMBER 31,
                                                                              1999                 1999
                                                                         ------------         ------------
Cash flows from operating activities:
  Net income ....................................................        $  9,569,557         $ 13,597,282
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................           1,222,455            1,868,399
    Amortization of discount on investments .....................            (389,305)            (262,761)
    Provision for losses on accounts receivable .................             486,129              578,900
    (Gain) loss on sale of property and equipment ...............              (1,355)             114,845
    (Gain) loss on sale of investments ..........................             (50,411)            (324,516)
    Acquired research and development ...........................                  --            2,190,000
Changes in operating assets and liabilities:
      Accounts receivable-trade .................................          (3,427,957)          (6,428,436)
      Inventories ...............................................             210,955             (690,605)
      Accounts payable and accrued expenses .....................             (24,356)           2,234,269
      Other .....................................................             780,684             (161,198)
      Income taxes payable ......................................            (771,051)              22,641
                                                                         ------------         ------------
      Net cash provided by  operating activities ................        $  7,605,345         $ 12,738,820
Cash flows from investing activities:
  Purchase of net assets of PixelVision, net of cash received ...                  --           (5,621,512)
  Purchases of property and equipment ...........................          (6,223,798)          (1,332,292)
  Proceeds from the sale of property and equipment ..............             150,579                   --
  Purchases of investments available for sale ...................         (31,565,890)         (29,420,844)
  Proceeds from the sale of investments .........................          11,264,681           20,969,289
  Proceeds from maturities of investments .......................          47,468,000           45,139,000
                                                                         ------------         ------------
      Net cash provided by investing activities .................          21,093,572           29,733,641

Cash flows from financing activities:
  Repayment of note payable .....................................         (12,133,912)         (16,000,000)
  Proceeds from issuance of common stock ........................           1,487,479              995,766
Purchase of treasury stock ......................................                  --              (63,017)
                                                                         ------------         ------------
      Net cash used in financing activities .....................         (10,646,433)         (15,067,251)
                                                                         ------------         ------------

    Effect of exchange rate changes .............................              94,921             (159,290)
                                                                         ------------         ------------

   Net increase in cash and cash equivalents ....................          18,147,405           27,245,920
Cash and cash equivalents, beginning of period ..................           2,411,085            4,060,565
                                                                         ------------         ------------
Cash and cash equivalents, end of period ........................        $ 20,558,490         $ 31,306,485
                                                                         ============         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ......................        $     37,770         $     18,053
                                                                         ============         ============

  Cash paid during the period for taxes .........................        $  4,949,627         $  6,939,705
                                                                         ============         ============

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended December 31, 1999 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 1999 included in the Company's Form 10-K filed June 23, 1999. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The March 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

2.   LINE OF CREDIT

          The Company has a line of credit to provide borrowings of up to $7.5 million at LIBOR plus 2.5%. The line of credit expires in August, 2000. There were no borrowings outstanding under the Company's line of credit as of December 31, 1999, or March 31, 1999.

3. COMPREHENSIVE INCOME

         The Company records unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses as accumulated other comprehensive income which is included in shareholders' equity. During the third quarter of Fiscal 2000 and Fiscal 1999, total comprehensive income amounted to $4,484,933 and $3,725,852, respectively. For the first nine months of Fiscal 2000 and Fiscal 1999, total comprehensive income amounted to $13,496,162 and $9,421,684 respectively.

4. EARNINGS PER SHARE

         A summary of the calculation of basic and diluted earnings per share ("EPS") for the three months and nine months ended January 1, 1999, and December 31, 1999, is as follows:

                                                        Income               Shares            Per-Share
                                                      (Numerator)        (Denominator)          Amount

For the three months ended January 1, 1999
  Basic EPS
    Income available to common shareholders           $ 3,532,743          12,513,986          $   0.28
  Effect of Dilutive Securities
    Stock Options                                                             746,531
  Diluted EPS
    Income available to common shareholders
     and assumed conversions                          $ 3,532,743          13,260,517          $   0.27

For the nine months ended January 1, 1999
  Basic EPS
    Income available to common shareholders           $ 9,569,557          12,449,022          $   0.77
  Effect of Dilutive Securities
    Stock Options                                                             613,150
 Diluted EPS
    Income available to common shareholders
     and assumed conversions                          $ 9,569,557          13,062,172          $   0.73


For the three months ended December 31, 1999
  Basic EPS
    Income available to common shareholders           $ 4,326,461          12,778,876          $   0.34
  Effect of Dilutive Securities
    Stock Options                                                             979,384
 Diluted EPS
    Income available to common shareholders
     and assumed conversions                          $ 4,326,461          13,758,260          $   0.31

For the nine months ended December 31, 1999
  Basic EPS
    Income available to common shareholders           $13,597,282          12,752,049          $   1.07
  Effect of Dilutive Securities
    Stock Options                                                             819,913
 Diluted EPS
    Income available to common shareholders
     and assumed conversions                          $13,597,282          13,571,962          $   1.00


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

         The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company's Annual Report to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and nine months ended January 1, 1999, and December 31, 1999, are as follows:

                                   Three Months         Three Months          Nine Months          Nine Months
                                       Ended                Ended                Ended                Ended
(In Thousands)                       January 1,          December 31,          January 1,          December 31,
                                        1999                 1999                 1999                 1999
                                  ---------------     -----------------    ----------------    -----------------
Total sales:
     Cybex - U.S.                        $ 13,620              $ 26,337            $ 40,910             $ 63,215
     Cybex - International                  7,303                 8,924              18,413               25,139
     Less Intercompany                       (426)               (1,213)               (661)              (2,506)
                                         --------              --------            --------             --------
                                         $ 20,497              $ 34,048            $ 58,662             $ 85,848
                                         ========              ========            ========             ========

Gross Profit:
     Cybex - U.S.                        $  7,036              $ 13,417            $ 21,607             $ 33,957
     Cybex - International                  3,947                 4,229               9,699               12,174
     Less Intercompany                         (1)                  (86)                (16)                 (62)
                                         --------              --------            --------             --------
                                         $ 10,982              $ 17,560            $ 31,290             $ 46,069
                                         ========              ========            ========             ========


The operational distribution of the Company's identifiable assets as of March 31, 1999 and December 31, 1999 is as follows:

(In Thousands)                                                                     March 31,        December 31,
                                                                                     1999               1999
                                                                                -------------    -----------------
Assets:
    Cybex - U.S.                                                                     $ 88,815             $ 88,947
    Cybex - International                                                              16,678               20,074
                                                                                     --------             --------
          Total identifiable assets                                                   105,493              109,021
     Eliminations                                                                    (12,643)             (12,036)
                                                                                     --------             --------
          Total Assets                                                               $ 92,850             $ 96,985
                                                                                     ========             ========



6.  CHANGE IN CAPITALIZATION

In July 1999, the shareholders of the Company approved a resolution to amend the Amended and Restated Articles of Incorporation to increase authorized common stock from 25,000,000 shares to 50,000,000 shares.


7.  ACQUISITION

On October 5, 1999 the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc. (PixelVision) for $6,744,958, including transaction fees. The acquisition was recorded under the purchase method of accounting, and the purchase price has been allocated based on the fair market values of the assets purchased as follows:

Cash                                                         $1,123,446
Accounts receivable, net                                        992,719
Inventory                                                     1,577,244
Other assets                                                     48,319
Property and equipment                                          134,009
Acquired in-process research and development                  2,190,000
Goodwill and intangibles                                      3,033,093
  Fair value of liabilities assumed:
    Accounts payable                                          1,496,159
    Accrued expenses and other                                  857,713
                                                             ----------
Cash paid                                                    $6,744,958
                                                             ==========


         As indicated above, the acquired research and development expenses were expensed on the date of acquisition. The goodwill will be amortized over a seven year period.

         The following unaudited pro forma summary combines the results of operations of the Company with the acquisition of PixelVision as if the acquisition had occurred at April 1, 1998. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective fiscal years, or of results which may occur in the future.

                                      Nine months ended          Nine months ended
(In Thousands)                          January 1, 1999          December 31, 1999
                                        ---------------          -----------------
Net sales                                       $63,534                    $93,939
Net income                                      $10,106                    $14,487
Earnings per share - diluted                    $  0.77                    $  1.07


8. SUBSEQUENT EVENT

         On January 20, 2000, the Company announced a 3 for 2 stock split, effected as a 50% stock dividend. The new shares will be distributed on or about February 18, 2000, for shareholders of record as of January 31, 2000. The financial statements presented herein do not reflect the effect of the stock split. The proforma calculation of basic and diluted earnings per share ("EPS") giving effect to the stock split for the three months and nine months ended January 1, 1999, and December 31, 1999 is as follows:

                                                     Income                     Shares                    Per-Share
                                                     (Numerator)               (Denominator)              Amount
For the three months ended January 1, 1999
  Basic EPS
    Income available to common shareholders          $3,532,743                 18,770,979                $0.19
  Effect of Dilutive Securities
    Stock Options                                                                1,119,796
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $3,532,743                 19,890,775                $0.18

For the nine months ended January 1, 1999
  Basic EPS
    Income available to common shareholders          $ 9,569,557                18,673,533                $0.51
  Effect of Dilutive Securities
    Stock Options                                                                  919,725
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $ 9,569,557                19,593,258                $0.49

For the three months ended December 31, 1999
  Basic EPS
    Income available to common shareholders          $ 4,326,461                19,168,314                $0.23
  Effect of Dilutive Securities
    Stock Options                                                                1,469,076
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $ 4,326,461                20,637,390                $0.21

For the nine months ended December 31, 1999
  Basic EPS
    Income available to common shareholders          $13,597,282                19,128,073                $0.71
  Effect of Dilutive Securities
    Stock Options                                                                1,229,869
 Diluted EPS
    Income available to common shareholders
      and assumed conversions                        $13,597,282                20,357,942                $0.66

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

         The Company also has computer interfaces for its XP4040 (formerly known as the Autoboot Commander 4xPTM/1xP(TM), which operate with models of IBM RS/6000, Hewlett Packard, DEC's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM) utilizes a cost reduced design that continues to provide the architecture for mid-range and entry-level products. SwitchView(TM), a two and four port KVM Switch Product, is the Company's first product designed to be mass marketed. The Company completed its first full quarter of shipping AutoView(TM) 200 during the second quarter of Fiscal 2000. AutoView(TM) 200 extends the capabilities of KVM Switching technology by allowing two users independent and simultaneous access to any of eight attached servers. The Company also markets several mid-range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub.

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

         Certain products within the Company's family of KVM extension and remote access products (collectively, "KVM Extension Products") allow users to separate the KVM Peripherals up to 600 feet from the PC. In addition, certain KVM Extension Products allow multiple users shared access to the same PC from different KVM Peripherals. During the third quarter of Fiscal 1999, the Company introduced LongView(TM), which allows the extension of KVM Peripherals and multimedia functions up to 500 feet using a single Category 5 cable. KVM Extension Products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM Extension Products allows users to control Servers from remote locations using a standard modem, the Internet or a network connection, without the necessity of remote access hardware or software on the PCs or Servers being accessed. The Company began shipping Key-View(TM) II, its second generation and newest remote access solution, during the first quarter of Fiscal 2000. When used in conjunction with a KVM Switch Product, the Company's remote access KVM Extension Products permits users to control attached PCs remotely.

         As a result of the PixelVision acquisition, the Company now offers display products related to high information content digital display solutions. The SMARTGLAS(TM) technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a "tiled" display solution.

         The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies and customers of PixelVision, discussed later herein. The increases in annual net sales reflects the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality which are price competitive as compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

The Company markets its products to a diversified group of dealers, distributors, original equipment manufacturers ("OEMs") and end users, primarily through its inside and outside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distribution and catalog markets. In the third quarter of Fiscal 2000, the Company completed the final stages of product testing and certification with a major U.S. computer manufacturer. Shipments of an OEM product to this customer began in mid November, 1999.

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

         The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 28% of the Company's sales for the nine months ended December 31, 1999 and 35% and 26% of the Company's total sales in Fiscal 1999 and Fiscal 1998, respectively.

STRATEGIC ACQUISITIONS

         The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through new and enhanced product development, but through strategic acquisition and expansion efforts. Consistent with this philosophy, on October 5, 1999 the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc.(PixelVision), pursuant to an Asset Purchase Agreement dated October 5, 1999 between the Company and PixelVision. PixelVision, a privately held company, designs, manufactures and markets products and services related to high-information content digital display solutions. The Company paid approximately $6.7 million including acquisition related expenses to acquire PixelVision. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining $2.2 million of purchased research and development were expensed as a one-time charge during the third quarter of Fiscal 2000. An additional $271,000 of acquisition related costs were expensed during the period. These additional costs include severance package expenses, as well as relocation expenses.

         The Company obtained an outside valuation of PixelVision and values were assigned to developed technology, in-process research and development ("in-process R&D"), assembled workforce, customer base and patents. The valuations of developed technology, in-process R&D and patents were established using an income-based approach. The valuation of the assembled workforce and customer base were valued using a cost-based approach. Revenue estimates for the technology under development were based on discussions with management, anticipated product development schedules, product sales cycles and estimated life of the technology. Revenues for the products under development were estimated beginning in the fourth quarter of calendar 1999 and through the years ended December 31, 2000 through 2004. Projected expenses were based on historical selling, general and administrative expenses and maintenance research and development expenses of both the Company and PixelVision. It is anticipated that future profit margins and growth will vary significantly from the historical operating results of PixelVision. The resulting operating income was adjusted for income tax expense using the Company's tax rate. In addition, estimated required returns on beginning net working capital, assembled workforce, customer base, patents, other assets and developed technologies, along with a deduction for cash flow attributable to the assembled workforce, other assets, customer base, patents, developed technologies, were considered in the discounted cash flow analysis. The risk-adjusted discount rate applied to after-tax cash flow was 25% for completed technology and 35% for in-process technology, compared to an estimated weighted-average cost of capital for PixelVision of approximately 38%.

         The total value of in-process R&D was estimated to be approximately $2.2 million. The estimated in-process research and development was attributable to certain specific component technologies within PixelVision's products that were still in development at the time of the acquisition. The products under development were at various stages of completion and include; new circuit cards for digitizing and displaying images (Pearl, Super B-Video), monitors that incorporate the new cards (18QX, 20MC and 15"SG3 monitor), a real time operating system contained within the Video Processor (Hub Software) and application software that is used to manage and adjust SMARTGLAS hardware (Commander).

         On February 1, 1999, the Company acquired substantially all of the assets, including the related intellectual property and patents, of Fox Network Systems Corporation ("Fox"). The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. Fox technology and products include remote access and power control products solutions for management of PCs and Servers. Fox's major development project was a Windows(TM)-based remote access device that allows control of servers over ordinary telephone lines and the Internet from a remote location ("Key-View(TM) II"). The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining $1.85 million of purchased research and development were expensed as a one-time charge during the fourth quarter of Fiscal 1999.

         The Company obtained an outside valuation of Fox and values were assigned to developed technology, in-process research and development ("in-process R&D"), employment and consulting agreements, and customer base. The valuations of developed technology, in-process R&D and customer base were established using an income-based approach. The valuation of the employment and consulting agreements were valued using a cost-based approach. The total value of in-process R&D was estimated to be approximately $1.85 million. All of the estimated in-process research and development was attributable to the development of Key-View(TM) II. The development of Key-View(TM) II was estimated to be 90% complete and was completed on time with initial shipments in the first quarter of Fiscal 2000.

          In December 1997, the Company acquired the PolyCon Companies for a combined purchase price of $8.8 million including acquisition-related expenses. The acquisition of the PolyCon Companies included intellectual property that the Company is integrating with its research and development resources worldwide to expand the Company's high-end console switching products for mid-and large-scale networks.

         The Company obtained an outside valuation of the PolyCon Companies and values were assigned to completed technology, in-process R&D, in-process R&D with alternative future uses and trade names. The valuations of developed technology and in-process R&D were established using an income-based approach. The total value of in-process R&D was estimated to be approximately $4.7 million. Approximately 90% of the estimated in-process research and development were attributable to the fiber-optics solution technology, the console switch technology and the digital switching technology. The development of the console switch technology was completed on time in Fiscal 1999 and is currently available to ship in certain PolyCon products. The development of fiber-optic solution technology was completed on time and began shipping in early Fiscal 2000. The development of the digital switching technology was expected to take a minimum of two years to complete. Some digital technology is included in certain products within the XP4000 series. This XP4000 series began shipping in the third quarter of Fiscal 2000.

RECENT STOCK SPLITS

         On November 13, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares were distributed to shareholders on December 15, 1998. All capital stock information included in the condensed consolidated financial statements and notes thereto gives retroactive effect to the splits.

         On January 20, 2000, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares will be distributed to shareholders on or about February 18, 2000, for all shareholders of record as of January 31, 2000. No capital stock information included in the condensed consolidated financial statements and no notes (except Note 8 subsequent event) give retroactive effect to the splits.

RESULTS OF OPERATIONS

         The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the periods indicated:

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                     JAN. 1,  DEC. 31,   JAN. 1,    DEC. 31,
                                                                        1999      1999      1999        1999
                                                                     -------  --------   -------    --------
Net sales.................................................             100.0%    100.0%     100.0%     100.0%
  Cost of sales...........................................              46.4      48.4       46.7       46.3
                                                                     -------   -------    -------    -------
Gross profit..............................................              53.6      51.6       53.3       53.7
  Research and development expenses.......................               6.0       5.4        6.6        6.0
  Acquired research and development expense and
    acquisition expenses..................................                 -       7.2          -        2.9
  Selling, general and administrative expenses............              26.3      21.4       25.0       22.5
                                                                     -------   -------    -------    -------
Operating income..........................................              21.3      17.6       21.7       22.3
  Other income ...........................................               2.5       1.7        2.3        1.6
                                                                     -------   -------    -------    -------
Income before income taxes................................              23.8      19.3       24.0       23.9
  Provision for income taxes..............................               6.6       6.6        7.7        8.0
                                                                     -------   -------    -------    -------
Net income                                                              17.2%     12.7%      16.3%      15.9%
                                                                     =======   =======    =======    =======

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

         Three Months Ended December 31, 1999 Compared to the Three Months Ended January 1, 1999

         Net sales increased 66.1% to $34.0 million in the three months ended December 31, 1999 from $20.5 million in the three months ended January 1, 1999. Additionally, sales for the reportable segment Cybex - U.S. increased 93.4% from $13.6 million in the third quarter of Fiscal 1999 to $26.3 million in Fiscal 2000, while sales for the reportable segment Cybex - International increased 22.2% from $7.3 million in the third quarter of Fiscal 1999 to $8.9 million in Fiscal 2000. Almost $5.7 million of the increase in sales was attributed to the display product line, obtained as a result of the PixelVision acquisition in October 1999. The display product sales included a large order that accounted for almost 60% of display product sales. As these large orders follow a long sales cycle, quarter to quarter revenues for display products are expected to fluctuate. The increased sales also resulted from increased sales volume of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 35.7% to $24.7 million in the three months ended December 31, 1999 from $18.2 million in the three months ended January 1, 1999. Sales of KVM Extension Products increased 79.9% to $3.4 million in the three months ended December 31, 1999 from $1.9 million in the three months ended January 1, 1999. LongView(TM) and Key-View(TM) II, a remote access solution, accounted primarily for the growth in KVM Extension Product sales.

         The Company's international sales (sales to any location outside the U.S.) increased 23.0% to $9.6 million in the three months ended December 31, 1999 from $7.8 million in the three months ended January 1, 1999 and accounted for over 28% of total revenues. Sales in the European Community accounted for approximately $7.2 million of total revenues for the quarter.

         Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and startup costs, increases in material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 59.9% to $17.6 million in three months ended December 31, 1999 from $11.0 million in the three months ended January 1, 1999. Gross profit for Cybex - U.S. increased 90.7% from $7.0 million in the three months ended January 1, 1999 to $13.4 million in the three months ended December 31, 1999, while the gross profit for Cybex - International increased 7.1% from $3.9 million in the third quarter of Fiscal 1999 to $4.2 million in the third quarter of Fiscal 2000. Gross profit as a percentage of net sales decreased from 53.6% to 51.6% due to the diluting effect of display product sales during the quarter. Display product gross margin was 29.1% versus Switch and Extension gross margin of 56.1%. The display product line operates on a different business model than that of the Company's Switch and Extension business. The PixelVision product sales are typically for large installations sold directly to the financial services industry. The Company intends to discontinue selling the flat panel display units and transition its customers to source the units directly from its outsource manufacturers or from a distributor. The Company would retain the ownership of the technology and receive a royalty for every unit sold. When this transition is accomplished, revenues will be reduced, however both cost of sales and selling expenses will also be lower. This transition could take a minimum of 6 months and as long as 12 months to complete.

         Selling, general and administrative (SG&A) expenses increased 35.6% to $7.3 million (21.4% of net sales) in the three months ended December 31, 1999, from $5.4 million (26.3% of net sales) in the three months ended January 1, 1999. The increase in SG&A expenses reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad, as well as additional SG&A costs from PixelVision. The increase was offset somewhat by a reduction in expenses incurred for legal costs associated with the defense of a patent infringement claim, which was dismissed without prejudice by mutual agreement of both parties in February 1999 (see Contingencies). The percentage of sales decline was primarily attributable to the volume of display product sales with relatively low selling expenses. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

         Research and development (R&D) expense, exclusive of the write-off for purchased research and development expense, grew 47.1% to $1.8 million or 5.4% of net sales in the three months ended December 31, 1999, from $1.2 million or 6.0% of net sales in the three months ended January 1, 1999. The increase in R&D expense can be attributed to several factors; continued focus on new product and technology development; product integration and product cost reduction efforts through improved product design; and additional R&D costs from PixelVision. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

         As a result of the factors discussed above, operating income before acquisition related write-offs of $2.5 million, increased 93.5% to $8.4 million (24.8% of net sales) in the three months ended December 31, 1999, from $4.4 million (21.3% of net sales) in the three months ended January 1, 1999.

         Other income increased 14.5% to approximately $589,000 (1.7% of net sales) in the three months ended December 31, 1999, compared to approximately $515,000 in the three months ended January 1, 1999. Other income includes realized gains and losses on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

         Income, before the acquisition related write-offs in the third quarter of fiscal 2000, increased 66.7% to $5.9 million (17.3% of net sales) in the three months ended December 31, 1999, from $3.5 million (17.2% of net sales) in the three months ended January 1, 1999, as a result of the factors discussed above.

Nine Months Ended December 31, 1999 Compared to the Nine Months Ended January 1, 1999.

         Net sales increased 46.3% to $85.8 million for the nine months ended December 31, 1999 from $58.7 million in the nine months ended January 1, 1999. Additionally, sales for Cybex - U.S. increased 54.5% from $40.9 million in the first nine months of Fiscal 1999 to $63.2 million in Fiscal 2000, while sales for Cybex - International increased 36.5% from $18.4 million in the first nine months of Fiscal 1999 to $25.1 million in Fiscal 2000. Almost $5.7 million of the increase in sales was attributed to the display product line, obtained as a result of the PixelVision acquisition in October 1999. The increase in net sales was also attributed to increased sales of the Company's KVM Switch and KVM Extension Products. Sales of KVM Switch Products increased 34.5% to $70.2 million in the nine months ended December 31, 1999 from $52.2 million in the nine months ended January 1, 1999. Sales of KVM Extension Products increased 68.8% to $9.1 million in the nine months ended December 31, 1999 from $5.4 million in the nine months ended January 1, 1999. LongView(TM) and Key-View(TM) II, a remote access solution, accounted primarily for the growth in KVM Extension Product sales. International sales increased 36.5% to $27.1 million or 31.9% of net sales in the nine months ended December 31, 1999 as compared to $19.8 million or 34.3% of net sales in the nine months ended
January 1, 1999.

         Gross profit increased 47.2% to $46.1 million in the nine months ended December 31, 1999 from $31.3 million in the nine months ended January 1, 1999. Gross profit for Cybex - U.S. increased 57.2% from $21.6 million in the nine months ended January 1, 1999 to $34.0 million in the nine months ended December 31, 1999, while the gross profit for Cybex - International increased 25.5% from $9.7 million in the first nine months of Fiscal 1999 to $12.2 million in the first nine months of Fiscal 2000. Gross profit as a percentage of net sales increased from 53.3% to 53.7% due to increased volume of newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes. These efficiencies achieved were offset by the diluting effect of display product sales during the final three months of the period. The display product line operates on a different business model than that of our Switch and Extension business and produces significantly lower margins.

         Selling, general and administrative (SG&A) expenses increased 32.1% to $19.4 million or 22.5% of net sales in the nine months ended December 31, 1999 from $14.7 million or 25.0% of net sales in the nine months ended January 1, 1999. The increase in SG&A expense reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad as well as additional SG&A costs from PixelVision.

         Research and development (R&D) expense, exclusive of the write-off for purchased research and development expense, was $5.1 million or 6.0% of net sales in the nine months ended December 31, 1999 as compared to $3.9 million or 6.6% of net sales for the nine months ended January 1, 1999. The increase in R&D expense reflects the Company's continued focus on new product and technology development as well as product integration, product cost reduction efforts through improved product design and the additional R&D costs from PixelVision. Management anticipates that R&D expenses in dollars spent will continue to increase.

         As a result of the factors discussed above, operating income before acquisition related write-offs of $2.5 million increased 40.9% to $21.6 million or 25.2% of net sales for the nine months ended December 31, 1999 as compared to $12.8 million or 21.7% of net sales for the nine months ended January 1, 1999.

         Other income increased slightly to $1.4 million or 1.6% of net sales in the nine months ended December 31, 1999 from $1.3 million or 2.3% of net sales in the nine months ended January 1, 1999. Interest and other income includes realized gains and losses on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts.

         Income, before the acquisition related write-offs in the third quarter fiscal 2000, increased 58.4% to $15.2 million or 17.7% of net sales for the nine months ended December 31, 1999 from $9.6 million or 16.3% of net sales for the nine months ended January 1, 1999 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations primarily through cash flow from operations and cash reserves as needed. As of December 31, 1999, and for the nine months then ended, the Company had an available line of credit of $7.5 million with an interest rate of LIBOR plus 2.5%. The Company had no amounts outstanding under the line of credit at December 31, 1999.

         The Company's working capital position improved from $46.8 million as of March 31, 1999 to $58.2 million as of December 31, 1999 (adjusted to include $2.9 million and $3.1 million of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the nine months ended December 31, 1999. The improvement due to increased earnings was offset somewhat by the acquisition of PixelVision (see additional discussion in Note 7 to the Condensed Consolidated Financial Statements).

         Cash flow provided from operating activities increased from approximately $7.6 million for the nine months ended January 1, 1999 to $12.7 million for the nine months ended December 31, 1999. This increase was attributed primarily to an increase in net income. The increase in net income was attributed to the increase in sales and was offset by an increase in accounts receivable. The increase in accounts receivable is also attributed to the increase in sales and the timing of certain sales. A large portion of display product revenue was shipped in the latter part of the period and had yet to be collected at December 31, 1999. Inventory levels increased slightly, decreasing cash provided by operating activities. The increase in inventory is attributed to the addition of PixelVision. The Company will decrease the levels of display product inventory as the Company transitions display product sales to the outsource manufacturers. Also, the Company will continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

         Capital expenditures totaled approximately $1.3 million in the first nine months of Fiscal 2000. These capital expenditures related to purchases of shop equipment and office furniture for the Company's Huntsville facility and purchases of equipment for the Company and its subsidiaries. A minor portion of the computer purchases related to the Year 2000 readiness program (see Year 2000 Readiness Disclosure).

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

YEAR 2000 READINESS DISCLOSURE

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions were not Year 2000 compliant, they may have recognized a date using "00" as the Year 1900 rather than the Year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As part of a Year 2000 project to evaluate and determine the areas of risk, as well as to provide assurance that the Year 2000 issue was adequately addressed, the Company identified its Year 2000 risk in four categories: products; internal business software; internal non-financial software and manufacturing equipment; and external noncompliance by customers and suppliers. All phases of the Year 2000 compliance program have been completed on time and within budget.

         The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project was approximately $1.2 million. The total amount expended on the project through December 31, 1999, was almost $1.2 million, of which $900,000 related to the purchase and installation of the Enterprise Resource Planning System ("ERP"), which have been capitalized. All remaining costs were expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs were funded by cash flows from operations and were expensed as incurred.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, as of the date of this filing there were no known reported failings as a result of the Year 2000 and therefore no material impact to the Company. The Year 2000 project did reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness and compliance of its significant customers and suppliers.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly rated investment grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at December 31, 1999. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits

         (a)      The following exhibits are being filed with this report:

            Exhibit No.       Description
            -----------       -----------

               10.1 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and Stephen F.
                              Thornton.

               10.2 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and Doyle C. Weeks.

               10.3 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and Douglas E.
                              Pritchett.

               10.4 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and R. Byron Driver.

               10.5 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and Gary R. Johnson.

               10.6 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                              Inc., a Texas corporation d/b/a Cybex Employment
                              Services Co., the Company, and Christopher Thomas.

               10.7 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among the Company and Kieran MacSweeney.

               27             Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

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


Date:  February 14, 2000

                                INDEX OF EXHIBITS

EXHIBIT NO.         DESCRIPTION                                        PAGE NO.
-----------         -----------                                        --------

     10.1 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a Cybex Employment
                    Services Co., the Company, and Stephen F.
                    Thornton.

     10.2 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a CybexEmployment
                    Services Co., the Company, and Doyle C. Weeks.

     10.3 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a Cybex Employment
                    Services Co., the Company, and Douglas E.
                    Pritchett.

     10.4 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a Cybex Employment
                    Services Co., the Company, and R. Byron Driver.

     10.5 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a Cybex Employment
                    Services Co., the Company, and Gary R. Johnson.

     10.6 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments,
                    Inc., a Texas corporation d/b/a Cybex Employment
                    Services Co., the Company, and Christopher Thomas.

     10.7 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among the Company and Kieran MacSweeney.

     27             Financial Data Schedule (For SEC use only)