Form 10-K
period 2000-03-31
CYBEX COMPUTER PRODUCTS CORP
filed 2000-06-22
CIK 946360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED MARCH 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    -----------

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 16, 2000, was approximately $614,940,000

     As of June 16, 2000, the number of shares of Registrant's Common Stock was 19,434,162.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I

         Item 1.  Business...........................................................................................4
                  General............................................................................................4
                  Recent Developments................................................................................5
                  The Industry.......................................................................................7
                  Cybex Solutions....................................................................................8
                  Business Strategy..................................................................................9
                  Products..........................................................................................10
                  Research and Product Development..................................................................12
                  Customers, Sales and Marketing....................................................................12
                  Customer Service and Support......................................................................13
                  Manufacturing.....................................................................................13
                  Trademark Information.............................................................................14
                  Competition ......................................................................................14
                  Proprietary Technology............................................................................15
                  Employees.........................................................................................15
                  Factors Affecting the Company's Business and Prospects............................................16
         Item 2.  Properties........................................................................................21
         Item 3.  Legal Proceedings.................................................................................22
         Item 4.  Submission of Matters to a Vote of Security Holders...............................................22

PART II  ...........................................................................................................23
         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters. ...........................23
         Item 6.  Selected Financial Data...........................................................................24
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations. ...........25
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................................34
         Item 8.  Financial Statements and Supplementary Data.......................................................35
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ............56

PART III ...........................................................................................................56
         Item 10.  Directors and Executive Officers of the Registrant...............................................56
         Item 11.  Executive Compensation...........................................................................59
         Item 12.  Security Ownership of Certain Beneficial Owners and Management...................................66
         Item 13.  Certain Relationships and Related Transactions...................................................67

PART IV  ...........................................................................................................68
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................68

                         FORWARD LOOKING STATEMENTS AND
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

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

    Risks and uncertainties that could cause actual results to differ materially from those projected or implied include, but are not limited to:

    - rapid technological change and the need to continue to develop new products;

    - potential reductions or delays in orders from new or existing customers;

    -     potential fluctuations in quarterly results;

    -     product returns;

    -     dependence on limited product lines and technological obsolescence;

    -     intensely competitive industry with increasing price competition;

    -     further development of international distribution networks and sales;

    -     dependence on key personnel;

    -     dependence upon suppliers and outsourced manufacturing;

    -     ability to manage growth;

    -     reliance on the PC/server market;

    -     improved reliability of networks;

    -     ability to obtain and protect proprietary rights;

    -     expansion of distribution channels;

    -     increased demands on customer support operations;

    - ability to grow new businesses and successfully integrate and operate any acquired businesses;

    -     insufficient, excess or obsolete inventory;

    -     ability to develop and introduce new products on a timely basis;

    -     general business and economic conditions; and

    - other factors described from time to time in the Securities and Exchange Commission filings of Cybex Computer Products Corporation.

    For a discussion of factors affecting the Company's business and prospects, see "Item 1 Business Factors Affecting the Company's Business and Prospects."

    Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. Cybex Computer Products Corporation undertakes no obligation to update or revise forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

    Cybex Computer Products Corporation develops, produces and markets keyboard, video monitor and mouse ("KVM") switch, extension and remote access products for use in the computer industry. The Company's KVM switch products provide multiple users, each with a separate keyboard, video monitor and mouse, with the capability to control thousands of personal computers, thereby eliminating the need for individual keyboards, video monitors or mice for the controlled PCs. Elimination of these KVM peripherals can provide significant cost reductions including lower initial investment, reduced utility costs and space savings, as well as more efficient technical support capabilities. The Company's KVM switch products allow users to control IBM-compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, Compaq, and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or print servers operating within a local area network ("LAN"). The Company's KVM switch products are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    The Company's family of KVM extension products allows users to separate the KVM peripherals up to 600 feet from the PC. In addition, certain KVM extension products allow multiple users shared access to the same PC from different KVM peripherals. KVM extension products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of KVM extension products allows users to control servers from remote locations using a standard modem, Internet or network connection without the necessity of remote access hardware or software on the PCs or servers being accessed. When used in conjunction with a KVM switch product, the Company's remote access line of KVM extension products permits users to control attached PCs remotely.

    The Company offers visual display products related to high information-content digital display solutions. The SMARTGLAS(TM) technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a "tiled" display solution.

    The Company's products have benefited from the dramatic growth in the use of PCs and the accompanying growth in servers. The Company's products solve many of the space management, security and maintenance problems faced by facilities managers, network administrators and support personnel responsible for monitoring and servicing PCs and servers. All of the Company's products utilize technology developed, enhanced or acquired by the Company that allows the boosting, splitting, switching and converting of KVM signals over distances greater than allowed by conventional computer hardware and cabling. Although the Company does not rely exclusively on patent protection, the Company seeks to protect its technology through patents and nondisclosure agreements.

    The Company's goal is to be the market leader in providing KVM switch, extension and remote access products to PC and server users. The Company believes that it offers a more comprehensive family of KVM switch and extension products than any of its competitors. The Company intends to build on its position as an industry leader by continuing its aggressive research and development efforts to develop new and enhanced products to meet the network management challenges faced by its customers. In order to concentrate its capital resources on research and development, product design, marketing and customer support, the Company outsources most manufacturing functions.

    The Company markets its products to a diversified group of dealers, distributors, original equipment manufacturers ("OEMs") and end users, primarily through its inside and outside sales and customer support staff, advertisements in trade publications and participation in major industry trade shows. The Company intends to increase its marketing efforts by:

    (i) expanding existing relationships and developing new relationships with dealers, major distributors, end users and OEMs;

    (ii) expanding domestic and international sales through new and existing distributors and utilizing its sales, distribution and manufacturing facility in Shannon, Ireland, and its sales offices in Germany, Japan and Singapore;

    (iii) recruiting and training additional internal and field sales personnel domestically and abroad;

    (iv)  expanding its direct mail advertising and telemarketing programs; and

    (v)   increasing web-enabled management of leads to resellers.

From Fiscal 1998 to Fiscal 1999 and from Fiscal 1999 to Fiscal 2000, the Company's annual growth rates in net sales were 56.4% and 46.5%, respectively. From Fiscal 1998 to Fiscal 1999, net income grew 64.5%, excluding a $1.85 million write-off of purchased research and development costs in connection with the acquisition of certain assets of Fox Network Systems Corporation. In Fiscal 2000, 81.0% of net sales was attributable to KVM switch products, 10.6% was attributable to KVM extension products and 7.2% was attributable to visual display products. From Fiscal 1999 to Fiscal 2000 net income grew 56.2%, excluding a $2.4 million write-off of purchased research and development and acquisition costs in connection with the acquisition of PixelVision Technology, Inc. and $900,000 in legal, accounting and investment banking costs incurred in connection with the anticipated merger with Apex Inc. See "Recent Developments" below.

    The Company operates predominantly in one industry: the design, production, marketing and selling of keyboard, video monitor and mouse switch, extension, remote access and display products. The Company's method of internal reporting, however, is disaggregated operationally. The two reportable segments, Cybex-U.S. and Cybex-International, are evaluated based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense and provision for taxes, is reported on an entity wide basis only. Reference is made to the information regarding operational distribution of the Company's revenues and gross margin and to the operational distribution of the Company's identifiable assets in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 34 of this Annual Report on Form 10-K and in Note 19 to the Consolidated Financial Statements set forth on pages 54 and 55 of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

    On October 5, 1999, the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology Inc. pursuant to an asset purchase agreement dated October 5, 1999, between the Company and PixelVision. PixelVision, a privately held company, designs, manufactures and markets products and services related to high-information content digital display solutions. The Company paid approximately $6.7 million, including acquisition related expenses, to acquire the assets of PixelVision. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting.

    On January 20, 2000, the Company announced a 3 for 2 stock split, effected as a 50% stock dividend. The new shares were distributed on or about February 18, 2000, for shareholders of record as of January 31, 2000.

    In March, 2000, Victor Odryna was appointed to the position of Senior Vice President of Corporate Strategic Marketing. Mr. Odryna was founder and Chief Executive Officer of PixelVision from 1991 until October 1999 when PixelVision was acquired by Cybex.

    On March 8, 2000, the Company and Apex Inc. signed a definitive merger agreement under which they have agreed to combine the two companies in a merger, resulting in a new combined corporation temporarily named Aegean Sea Inc. Apex, a publicly traded company, currently designs, manufactures and sells stand-alone switching systems and remote access products for the client/server computer market. Like Apex and the Company, Aegean Sea will design, manufacture and market progressive solutions for network management, including keyboard/video/mouse switching systems, KVM extension products, digital video solutions and remote access management tools.

    Upon completion of the merger, Apex shareholders will receive 1.0905 shares of Aegean Sea common stock for each share of Apex common stock they own, and the Company shareholders will receive one share of Aegean Sea common stock for each share of Cybex common stock they own. After the merger, former shareholders of Apex will hold approximately 54.5%, and former shareholders of the Company will hold approximately 45.5%, of the outstanding common stock of Aegean Sea. Assuming all conditions are satisfied, the Company expects the merger to be completed in late June or July of 2000. Aegean Sea has applied to list its common stock on The Nasdaq National Market under the symbol "ASEA."

    The merger will be completed when all of the conditions to completion of the merger are satisfied or waived, some of which have been waived or satisfied as of the date of this Annual Report, including:

         (i) approval and adoption of the merger agreement and the merger by the shareholders of Apex;

         (ii) the approval and adoption of the merger agreement and the merger by the shareholders of the Company;

         (iii) Aegean Sea's registration statement is effective, no stop order suspending its effectiveness is in effect and no proceedings for suspension of its effectiveness are pending before or threatened by the SEC;

         (iv) no law, regulation or order has been enacted or issued which has the effect of making the merger illegal or otherwise prohibiting completion of the merger substantially on the terms contemplated by the merger agreement;

         (v) all applicable waiting periods under applicable antitrust laws have expired or been terminated;

         (vi) Apex and the Company have each received from their respective tax counsel an opinion to the effect that the merger will constitute a tax-free reorganization within the meaning of
                 Section 368(a) of the Internal Revenue Code;

         (vii) the shares of Aegean Sea common stock to be issued in the merger must be authorized for the listing on Nasdaq, subject to notice of issuance;

         (viii) Apex's and the Company's representations and warranties in the merger agreement must be true and correct unless the failure to be true and correct would not have a material adverse effect; and

         (ix) Apex and the Company must have complied in all material respects with the agreements and covenants that each has made in the merger agreement.

    In May 2000, the Company announced the resignation of Remigius Shatas as Executive Vice President of Special Projects and Secretary of the Company. Mr. Shatas will remain a director of the Company. Mr. Shatas left the Company to become Chief Executive Officer of CyCom, LLC, a joint venture with the Company focusing on computer technology and research.

THE INDUSTRY

    The computer industry has experienced dramatic changes during the past 20 years. The personal computer has evolved from stand alone PCs with limited application into powerful information management tools as part of enterprise-wide networks. The evolution of computer hardware and software has allowed PCs in many instances to replace larger and more expensive mainframe computers as the preferred information management tool for individuals and organizations of all types and sizes throughout the world. Additionally, internet service providers ("ISPs") and application service providers ("ASPs") have experienced dramatic growth as a result of increased individual and business demand for use of and access to the Internet.

    In the corporate environment, enterprise computing is evolving from large, centralized mainframe computers to distributed network computing through PCs interconnected using a client/server design. The typical client/server installation consists of a LAN with multiple centralized PCs operating as "servers" dedicated to performing specific functions, such as file servers, communications servers, and print servers, for multiple "client" PCs connected to the LAN. Separate LANs within a single facility or in geographically dispersed locations often are interconnected through a wide area network ("WAN"). Although IBM-compatible systems constitute the majority of the LANs in operation in the United States, many corporate information systems also include LANs comprised of Sun, Hewlett-Packard, Macintosh, Silicon Graphics, and Compaq workstations and servers.

    The expansion of computer networks in recent years has created several problems for corporate users. The computer hardware and peripheral devices required to operate LANs, WANs, ISPs and ASPs can consume substantial physical space. Unlike mainframe computers, which were designed for central configuration and support of key components, PC-based systems were originally designed to operate as stand-alone systems where each server connected to the LAN was required to have its own central processing unit ("CPU"), keyboard, video monitor and mouse, even though generally only the CPU was necessary for the server to perform its designated function within the LAN. There are significant initial investment and ongoing utilities costs and space requirements associated with the KVM peripherals dedicated to each server. The multiple KVM peripherals required to operate individual servers consume valuable space and also make it more difficult for technical staff to support the network. Currently, many organizations have dealt with the space requirements by housing network servers on special racks in dedicated rooms. While this approach has alleviated part of the problem, the keyboards, video monitors and mice continue to occupy space and consume energy. Thus, the resulting facility space and network administration costs required to support LANs, WANs, ISPs and ASPs have grown significantly.

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

CYBEX SOLUTIONS

    The Company develops products designed to solve many of the problems faced by facilities managers, network administrators, and support personnel responsible for monitoring and servicing the PCs/servers comprising network installations. The Company's products provide solutions in the following ways:

    - The Company's announced DS1800, which is expected to ship in mid-Fiscal 2001, is a digital switching solution allowing administrators secure access to an unlimited number of servers, using the existing networking infrastructure. This solution was developed partially with technology obtained from acquisitions.

    - The Company's high-end XP 4000(TM) Series, which includes the XP 4040, the XP 4080 and the XP 4400 provides multiple users, each utilizing one keyboard, video monitor and mouse, with the capability to monitor and control thousands of interconnected PCs and network servers, and its high-end PolyCon/XS Matrix Console Switching Hub permits 32 independent consoles to control up to 256 PCs/servers in a matrix format.

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

    - With these switch products, users can organize, maintain, and support banks of IBM-compatible, Macintosh, and Unix-based servers with the same conveniences previously available with mainframe computers controlled from a single user console. For instance, using the KVM switch products, multiple technicians can simultaneously monitor and diagnose multiple servers located in different areas of a facility.

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

    - The Company's KVM remote access line of extension products allows users to control servers from remote locations using a standard modem, Internet or network connection, without the necessity of remote access hardware or software on the PCs or servers being accessed. When used in conjunction with a KVM switch product, the Company's remote access line of KVM extension products permits users to control attached PCs remotely.

    - The extension products also provide advantages in work environments with limited space, such as brokerage firm trading areas, because the PCs/servers can be located outside of the principal work area.

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

    - The Company's visual display products offer users simultaneous access to large amounts of information by allowing the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a "tiled" display solution.

BUSINESS STRATEGY

    The Company's strategy is to be the market leader in developing, producing and marketing KVM switch, extension, remote access and visual display products for the computer industry around the world. The key elements of this strategy are as follows:

    Capitalize on Opportunities Created by Networking Trends and Internet Growth. The Company believes that its KVM switch, extension and remote access products address many of the challenges faced by facilities managers, network administrators, and support personnel dealing with multiple hardware configurations and operating platforms as a result of the growth in the PC/server market in recent years. The networking trend and Internet growth has created various markets for products that increase space utilization, improve network management and maintenance functions, lower computer hardware and operating costs and provide security. The Company intends to continue to develop products that enhance its customers' ability to utilize and support standard PC/server hardware in stand-alone and network configurations.

    Expand Market/Product Position. The Company believes that it offers a more comprehensive family of KVM switch, extension and remote access products than any of its competitors. The Company intends to build on its position in the KVM switch, extension and remote access products markets by continuing its aggressive research and development efforts aimed at introducing enhanced and new products ahead of its competitors. Given the high level of competition in and the continually evolving nature of its product markets, the Company believes that the introduction of products ahead of its competitors allows for greater sales and profit potential and an enhanced reputation in its markets. Many of the Company's new products have been and will continue to be enhanced versions of existing KVM switch, extension and remote access products, which offer increased application of existing or additional functions.

    Increase Marketing and Sales. The Company intends to continue to emphasize marketing and sales by:

    (i) expanding existing relationships and developing new relationships with dealers, major distributors, end users and OEMs;

    (ii) expanding domestic and international sales through new and existing distributors and utilizing its sales, distribution and manufacturing facility in Shannon, Ireland and its sales offices in Germany, Japan and Singapore;

    (iii) recruiting and training additional internal and field sales personnel domestically and abroad;

    (iv)  expanding its direct mail advertising and telemarketing programs;

    (v)   increasing web-enabled management of leads to resellers; and

    (vi) relying on trade publication advertising, trade show participation and repeat business from existing customers to generate sales.

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

    Outsource Manufacturing Operations. The Company intends to maintain the high degree to which it outsources the manufacturing of its products. Outsourcing of manufacturing functions enables the Company to avoid the capital investment required to establish and maintain an in-house manufacturing capability, thereby allowing the Company to allocate more of its resources to sales and marketing, research and development, product design and customer support.

    Emphasize Customer Service and Support. The Company emphasizes customer service and support. The Company offers a 30-day money-back guarantee for all of its products, a one year warranty on parts and allows additional rights of return to certain customers. Additional rights of return generally extend the return period from 30 to 90 days. The Company estimates and accrues a liability for sales and warranty returns. The Company also offers sales discounts to its customers based on the level of sales.

    Identify Strategic Merger and Acquisition Candidates. The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through internal development but through strategic acquisition and expansion efforts.

PRODUCTS

KVM Switch Products

    KVM switch products provide multiple users, each with a separate keyboard, video monitor and mouse, with the capability to control thousands of PCs, thereby eliminating the need for individual keyboards, video monitors and mice for the controlled PCs. The Company's products enable users to control multiplatform configurations, either as a stand-alone system or as a dedicated server operating within a LAN.

    A PC/server network utilizing the Company's products is configured so that each PC/server is attached to a specific channel of the KVM switch. The user simply selects the attached PC/server he wishes to observe or control through push buttons on the front panel of the switch, a keyboard "hot-key" sequence or an optional on-screen menu system. The user's keyboard, video monitor and mouse operate as though they are attached directly to the selected PC/server. The KVM switch emits signals that emulate the existence of a keyboard, video monitor and mouse, thereby causing the controlled PC/server to operate just as if the user's KVM peripherals were connected directly to the PC/server whether or not selected. The Company's major KVM switch products include the following:

    - The XP 4000(TM) Series, which includes the XP 4040, the XP 4080 and the XP 4400, adds multimedia, multiplatform and multiuser features providing the user with the capability to configure multiple user consoles simultaneously managing an array of thousands of PCs/servers located up to 500 feet from the control unit. The XP 4000(TM) Series can also be used to control terminals, routers, hubs and other equipment with one keyboard, video monitor and mouse. It is "hot-pluggable" and can be reconfigured while in operation without disruption of the operation of the switch or the attached PCs/servers.

    - The DS1800, which is expected to ship in mid-Fiscal 2001, is a digital switching solution allowing administrators secure access to an unlimited number of servers, using existing networking infrastructure. This solution was developed partially with technology obtained from acquisitions.

    - The AutoView 200(TM) four and eight port matrix KVM switch is designed to allow 2 users access to up to 64 servers. When combined with the Company's Long View(TM) product receiver, the second user can be located up to 500 feet from the AutoView 200(TM). Additionally, the AutoView 400(TM) eight port matrix KVM switch allows 2 users to access 64 servers and supports Sun, USB and PC based servers.

    - The AutoView Commander(TM) adds computer selection through an optional on-screen menu system and adds hot pluggable operations to the AutoBoot(TM) Technology. Both a four-port and an eight-port model are available.

    - The SwitchView(R) two and four port KVM switch is designed to switch KVM signals among up to 4 computers. The SwitchView(R) is the Company's first product designed for mass marketing. The SwitchView OSD is an eight port KVM switch designed for small and medium-sized businesses with on-screen display.

    - The PolyCon/S Console Switching Hub is designed to control eight servers and can be configured to control 32 PCs/Servers from one console. A console is made up of a keyboard, a monitor and the PolyCon/S Switching Hub.

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

    KVM switch products (other than the XP 4000(TM) Series) can be combined with the Company's KVM converter products to mix Macintosh and Sun systems with IBM PC-compatible systems within one configuration. The XP 4000(TM) Series and AutoView 400 products support multiple operating platforms without the need for separate converter devices. Most of the Company's KVM switch products attach to PCs/servers using the Company's proprietary cable assemblies and some do not require an external power source.

KVM Extension and Remote Access Products

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

    The Company's products utilize the Company's proprietary technology that allows the boosting, splitting, switching and converting of usable video signals over distances greater than allowed by conventional computer hardware and cabling. The Company's KVM extension and remote access products include:

    - The Key-View II(TM) products provide remote access hardware solutions that allow users to control servers via modem, Internet or network connection. Used alone or in conjunction with a KVM switch product, a user can access all levels of PCs and servers.

    - The LongView(TM) allows control of servers from distances of up to 500 feet using a single Category 5 UTP cable. The LongView(TM) features AutoTuning (patent pending), which automatically configures systems without requiring user intervention. The Long View(TM) Companion allows for a second workstation to be located near a PC for convenient system maintenance.

    - The PolyCon/RC and the RC+ (Remote Controller) allows the remote control of the PolyCon/S and the PolyCon/XS configurators with a single cable.

Visual Display Products

    The Company offers display products related to high information-content digital solutions. The SMARTGLAS(TM) technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on a single or multiple flat panel displays, forming a "tiled" display solution. The Company's products include 18" and 20" desktop flat panel displays and the Company's SMARTGLAS(TM) multi-tile solution that increases the amount of viewable information, the flexibility and format of the information on the desktop and the consequent value of the information to the user.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The Company's research and development efforts focus on responding to the needs of its customers by producing innovative, practical and marketable products that have immediate applications in their markets. By maintaining extensive contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. This process also leads to the development of entirely new product categories and applications based on existing technology developed to meet specific customer needs. The Company believes that product development activities directed toward solving the practical needs of its customers provides a competitive advantage in introducing new and enhanced products ahead of its competitors. While continuing to introduce enhanced and new products through the various sales channels at different price points, the Company continues to develop its high-end switching products and console switching solutions in Europe in order to leverage and integrate its research and development resources around the world to develop enhanced and new high-end products in the future. In Fiscal 1998, Fiscal 1999 and Fiscal 2000, the Company's research and development expenditures were $3.3 million, $5.2 million, and $7.0 million respectively (6.3%, 6.4%, and 5.8% of net sales, respectively). As of April 30, 2000, the Company's research and development staff consisted of 58 full-time employees.

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

    To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to continue to increase the level of investment in research and development in the future. The Company's primary product development efforts emphasize new or enhanced versions of its KVM switch, extension and remote access products or related products. There can be no assurance that these new or enhanced versions or any other product development efforts of the Company will lead to commercially viable products, will be completed on a timely basis, or will include the features required to achieve market acceptance.

CUSTOMERS, SALES AND MARKETING

    The Company's principal customers include a diversified group of dealers and major distributors (64% of net sales in Fiscal 2000), OEMs (26% of net sales in Fiscal 2000) and end users (10% of net sales in Fiscal 2000).

The Company believes that its broad range of products sold at different price points offers the Company the opportunity to market its products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. In Fiscal 2000, Tech Data Corporation accounted for 17.3% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in Fiscal 2000.

    The Company markets its products primarily through an inside and outside sales and customer support staff, advertising in trade publications and participating in major industry trade shows. The Company's staff of inside sales and customer support personnel process written and telephonic orders, service existing customers and respond to information inquiries. The Company devotes a substantial portion of its marketing efforts to developing, monitoring, and enhancing its relationships with its network of independent dealers, distributors, OEMs and end users. The sales personnel are supported by the Company's engineering department and its customer service representatives who provide "hot line" technical support and advice to customers. While the Company continues to emphasize its traditional marketing efforts, it has also increased its inside and outside sales and customer support personnel staff and increased its direct mail advertising, telemarketing, publicity programs and enhanced its home page on the World Wide Web. In addition to enhancing its relationships with its existing customer base, the Company seeks to establish relationships with additional distributors, OEMs and systems integrators. As of April 30, 2000, the Company's total sales and customer support staff consisted of 103 full-time employees.

    The Company's international sales accounted for approximately 26%, 35% and 32% of net sales in Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively, and are placed primarily through distributors located in Europe, Canada and other foreign countries. The Company is expanding international sales within the European community, Asia and the Pacific Rim through the utilization of its facilities in Shannon, Ireland and Steinhagen, Germany.

CUSTOMER SERVICE AND SUPPORT

    The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contact with key customers, maintaining extensive documentation of technical support requests and customer profiles and providing a customer hot-line that offers technical support for the life of its products. Any problems that cannot be solved by the technical support personnel are referred to the Company's engineering department. The Company offers a 30-day money-back guarantee for all of its products and a one year limited warranty on parts and service and incidental repairs. The Company seeks to respond quickly to customers' requests for technical support and service, including overnight exchange of defective parts or products. The Company also allows one of its customers an extended return period from 30 to 90 days.

MANUFACTURING

    The Company does not manufacture any of its products in their entirety. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company relies on subcontractors for assembly of printed circuit board assemblies, subassemblies, chassis, equipment enclosures and flat panel displays. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on marketing, research and development, product design, quality assurance and customer support. The Company or its subcontractors subject all of the components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing and regulatory screening to assure quality and reliability.

    The Company outsources substantially all capital intensive manufacturing functions and intends to continue to use third-party manufacturers to control more effectively the unit cost of the Company's products. This reliance on third party subcontractors for the assembly of its products involves several risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. The Company attempts to diversify its outsourced manufacturing operations and believes it has an adequate supply of alternative subcontractors.

    The Company purchases industry-standard parts and components for the assembly of its products from multiple vendors and suppliers through a world-wide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect product deliveries. In the past, the Company has experienced delays in the receipt of certain components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources and maintaining relationships and close personal contact with each of its suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future. The inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company believes that there are adequate alternative sources for its components.

    A substantial portion of the Company's shipments in any fiscal period relates to orders received in that period. To meet this demand, the Company maintains a substantial level of inventory. The Company believes that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, the Company's backlog is not a meaningful indicator of actual sales for any succeeding period.

TRADEMARK INFORMATION

    Various trademarks, service marks and trade names to which reference is made in this Annual Report on Form 10-K are the property of owners other than the Company. Such owners have all applicable rights with respect to their respective trademarks, service marks and trade names.

COMPETITION

    The market for the Company's products is highly fragmented and competitive, and the Company expects competition to increase in the future. The Company believes that its primary competitors are other manufacturers of keyboard, video monitor and mouse access devices, such as Apex, Raritan Computer, Inc., Rose Electronics, CCC Network Systems Ltd., Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin and StarTech Computer Accessories Ltd. Large OEM server manufacturers, such as Compaq Computer Corporation, offer switch products supplied by the Company's competitors. The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, product availability and support.

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

    In an effort to protect its intellectual property rights, the Company filed multiple motions for partial summary judgment in the patent lawsuit brought by Apex against the Company in the United States District Court for the Western District of Washington in early 1999. On February 24, 1999, the Company announced that, by the mutual agreement and stipulation of Apex and the Company, the patent lawsuit brought by Apex has been dismissed without prejudice. As a result and pursuant to the Stipulation and Agreed Order to Dismiss Without Prejudice, patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the Patent and Trademark Office proceeding, the lawsuit can be re-filed upon the request of either party. With the voluntary dismissal of the lawsuit in February 1999, the PTO proceedings have now been dormant for more than a year, and it is anticipated that there will not be a final decision from the PTO for at least 20 months (which would likely be subject to further litigation in the courts). The lawsuit and the PTO proceedings have not had any meaningful impact on the Company since the voluntary dismissal of the litigation. The Company believes that, when the anticipated merger with Apex is completed, the PTO proceedings will be dismissed since both the Company's re-issue application and Apex's patents will be owned by the new combined company, Aegean Sea.

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

EMPLOYEES

    As of April 30, 2000, the Company had 233 full-time employees working in the United States. Of the Company's domestic full-time employees, 66 were in marketing, sales and customer support; 39 were in engineering, research and development; 101 were in manufacturing and operations; and 27 were in administration.

As of April 30, 2000, there were 90 full-time employees working in the Shannon, Ireland facility; 27 full-time employees working in the Steinhagen, Germany facility; and 8 full-time employees working in Asia-Pacific. Of the Company's international full-time employees, 37 were in marketing, sales and customer support; 19 were in engineering, research and development; 45 were in manufacturing and operations; and 22 were in administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company has a good relationship with its employees.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

    The Company's business, operations and financial condition are subject to certain risks. Some of these risks are described below, and readers of this Annual Report on Form 10-K should take these risks into account in evaluating the Company or any investment decision involving the Company. This section does not describe all risks applicable to the Company, and it is intended only as a summary of certain material factors. More detailed information concerning the factors described below is contained in other sections of this Annual Report on Form 10-K.

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

    The Company offers a 30-day unconditional money-back guarantee and a twelve to fifteen month limited warranty for all of its products and allows additional rights of return to certain customers. Additional rights of return generally extend the return period from 30 to 90 days. Although the Company's historical return experience has not been significant, such returns, should they occur, would have an adverse effect on sales and on the Company's net sales. Operating expenses are relatively fixed over the short term, and, therefore, a shortfall in quarterly revenues could impact the Company's financial results significantly in a quarter. Furthermore, maintaining sufficient inventory levels to assure prompt delivery of the Company's products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have a material adverse effect on the Company's business and operating results. The Company's operating results may also fluctuate as a result of a number of other factors, including increased competition, changes in customer order patterns, changes in product mix and announcements of new products by the Company or its competitors.

Current Dependence on Limited Product Lines; Technological Obsolescence

    Almost all of the Company's net sales during the last three fiscal years have been derived from sales of the Company's KVM switch, extension, remote access and display products. Sales of these products accounted for approximately 99% of net sales in Fiscal Year 2000, 99% of net sales in Fiscal 1999 and 98% of net sales in Fiscal 1998 and Fiscal 1997. There can be no assurance that the Company's sales of its KVM switch and extension products will continue at this level or that new product releases will be successful. A significant decline in sales of KVM switch, extension, remote access and display products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. A principal feature of KVM switch products is their ability to emulate a computer's associated keyboard. Technology exists today that would allow computers to perform various functions and to be accessed without electronic impulses from an associated keyboard or keyboard emulation device. To date, this technology has not gained acceptance, but to the extent that widespread commercial acceptance of this technology occurred, it would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Intense Competition

    The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in the market for KVM switch, extension, remote access and display products and expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition, results of operations and cash flows. In the market for KVM switch products, the Company competes with independent third parties such as Apex, Raritan Computer Inc., Rose Electronics, CCC Network Systems Ltd., Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin and StarTech Computer Accessories Ltd. The Company may in the future face competition from software providers who are able to offer a software solution to address many of the problems the Company's switching systems are designed to address.

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

Dependence on Key Personnel

    The Company is dependent in large part upon its ability to retain its key management and technical personnel, including Stephen F. Thornton, Chairman of the Board, President and Chief Executive Officer; Doyle C. Weeks, Executive Vice President of Group Operations and Business Development and Secretary; Douglas E. Pritchett, Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary; Gary R. Johnson, Senior Vice President of Sales; Christopher L. Thomas, Senior Vice President - Engineering; R. Byron Driver, Senior Vice President and Chief Operating Officer; Victor Odryna, Senior Vice President - Corporate Strategic Marketing; and Kieran MacSweeney, Managing Director of International Operations. The future success of the Company will be highly dependent upon the personal efforts of these individuals and other key management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company has entered into employment agreements with all of the above named officers. The Company maintains "key man" life insurance on Mr. Thornton. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

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

    The Company purchases a number of the components for its KVM switch products from sole or a limited number of suppliers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver quality components that are cost competitive and in compliance with the Company's specifications. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in price or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition, results of operations and cash flows.

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

Limited Protection of Proprietary Rights; Risks of Third Party Infringements

    The Company's success is highly dependent on proprietary technology. The Company has been granted some patents, and applications for additional patents are pending. The Company also relies upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company can use its intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to the Company's technology.

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

    The Company seeks to protect its proprietary rights through a variety of means, including confidentiality agreements and, if necessary, litigation. The network server, electronics and related industries in which the Company competes are characterized by vigorous pursuit and protection of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be re-filed upon the request of either party. If the merger with Apex is completed (see "Recent Developments"), then the patent interference proceeding will be dismissed since both the Company's re-issue application and Apex's patents will be owned by the new combined company, Aegean Sea. See "Legal Proceedings."

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

Risks Relating to Expansion of Distribution Channels

    The Company expects to rely increasingly on major distributors, value-added resellers, systems integrators and OEMs for the distribution and sale of its products, and the Company's strategy contemplates the expansion of its distribution channels both domestically and internationally. The Company's future success will depend in part on its ability to expand existing relationships and develop new relationships in these distribution channels. There can be no assurance that the Company will be successful in expanding its distribution channels. The Company will be required to invest significant additional resources in order to expand its distribution channels, and there can be no assurance that the cost of the Company's investment in further developing and expanding these channels will not exceed the revenues generated from such investment.

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

Control by Certain Shareholders

    As of June 16, 2000, the executive officers and directors of the Company beneficially owned or controlled approximately 14.13% of the outstanding shares of common stock. Accordingly, such persons, if they were to act in concert, would likely control the Company's Board of Directors and, therefore, the business, policies and affairs of the Company. Furthermore, such control could preclude any unsolicited acquisition of the Company and, consequently, adversely affect the market price of the common stock.

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

    Cybex International is located in a 44,000 square foot, leased facility located in the Shannon Free Trade Zone in Shannon, Ireland, which houses administrative, sales, marketing, research and development, engineering, manufacturing and distribution operations. The lease with the Shannon Development Authority is for twenty years and provides for annual rent of approximately $230,000.

    The PolyCon Companies' headquarters, containing sales and administrative facilities, are located on leased property in Steinhagen, Germany. The lease, which provides for annual rent of approximately $54,000, can be terminated in July 2002. During Fiscal 1999, the engineering and manufacturing operations of the PolyCon Companies were consolidated with the operations of Cybex International in Shannon, Ireland.

    The Company also leases approximately 22,000 square feet for $14,675 per month in Acton, Massachusetts. This facility houses the engineering team responsible for visual display technology and products.

ITEM 3. LEGAL PROCEEDINGS.

    In early 1999, the Company filed multiple motions for partial summary judgment in the patent lawsuit brought by Apex against the Company in the United States District Court for the Western District of Washington. On February 24, 1999, the Company announced that, by the mutual agreement and stipulation of Apex and the Company, the patent lawsuit brought by Apex had been dismissed without prejudice. As a result and pursuant to the Stipulation and Agreed Order to Dismiss Without Prejudice, patent validity and ownership issues raised in connection with the District Court lawsuit will not be heard before the United States Patent and Trademark Office. The Company has requested a patent interference proceeding in the United States Patent and Trademark Office seeking to invalidate the 5,721,842 patent (the patent asserted in the lawsuit) and claim ownership of the invention claimed by the 5,732,212, which was formerly owned by Fox prior to its acquisition by the Company in February 1999. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the Patent and Trademark Office proceeding, the lawsuit can be re-filed upon the request of either party.

    With the voluntary dismissal of the lawsuit in February 1999, the PTO proceedings have now been dormant for more than a year, and it is anticipated that there will not be a final decision from the PTO for at least 20 months (which would likely be subject to further litigation in the courts). The lawsuit and the PTO proceedings have not had any meaningful impact on the Company since the voluntary dismissal of the litigation. The Company believes that, when the anticipated merger with Apex is completed, the PTO proceedings will be dismissed since both the Company's re-issue application and Apex's patents will be owned by the new combined company, Aegean Sea.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Price Range of Common Stock; Record Holders

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol CBXC. The following table sets forth, for the fiscal periods indicated, the reported high and low sale prices and gives retroactive effect to the stock splits discussed herein:

                                                                   HIGH          LOW
                                                                   ----          ---
     Fiscal 1999
     Quarter ended July 3, 1998...............................   $ 11.44       $  8.59
     Quarter ended October 2, 1998............................     14.94          8.89
     Quarter ended January 1, 1999............................     19.58          9.56
     Quarter ended March 31, 1999.............................     24.67         10.79


     Fiscal 2000
     Quarter ended July 2, 1999...............................   $19.667       $ 9.917
     Quarter ended October 1, 1999............................    23.625        13.833
     Quarter ended December 31, 1999..........................    34.917        20.000
     Quarter ended March 31, 2000.............................    48.500        24.830


     Fiscal 2000
     Quarter ended June 30, 2000 (through June 16, 2000)......   $ 41.53       $ 23.00


    On June 16, 2000, the closing sale price for the Company's Common Stock was $36.00 per share. At June 16, 2000, there were 262 holders of record of the Company's Common Stock.

Dividend Policy

    The Company paid no cash dividends to its shareholders during the last two fiscal years. Future dividends will be dependent upon the Company's earnings, financial requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended March 31, 2000, has been derived from the audited financial statements of the Company.

    This data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this document.

                                                                       Fiscal Years Ended March 31,
                                                                       ----------------------------
                                                          1996            1997           1998           1999           2000
                                                          ----            ----           ----           ----           ----
                                                                     (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Net Sales                                               $25,010         $34,568        $52,564        $82,195        $120,439
    Cost of Sales                                        11,152          16,408         24,980         38,302          55,953
    Gross Profit                                         13,858          18,160         27,584         43,893          64,485
    Research and development expenses                     1,686           2,374          3,312          5,225           7,023
    Purchased research and development                      ---             ---          4,705          1,850           3,368
      expenses and merger related expenses
    Selling, general and administrative                   6,096           8,455         13,386         20,177          27,197
      expenses
    Operating income                                      6,076           7,331          6,181         16,641          26,897
    Interest income (expense), net                        1,157           1,611          1,626          1,258           1,748
    Other Income                                             52             291            272            358           (157)
    Income before income taxes                            7,285           9,233          8,079         18,257          28,488
    Provision for income taxes                            2,592           3,393          4,508          5,825           9,705
    Net Income                                            4,693           5,840          3,571         12,432          18,783
Net income per common and common
    equivalent share:
Basic                                                       .29             .32            .19            .66             .98
Diluted                                                     .27             .31            .19            .63             .91
Weighted average common and common
    equivalent shares outstanding:
Basic                                                    16,074          18,515         18,390         18,737          19,163
Diluted                                                  17,195          18,878         18,918         19,714          20,538


                                                                                March 31,
                                                                                ---------
                                                          1996            1997           1998           1999           2000
                                                          ----            ----           ----           ----           ----
                                                                              (In thousands)
BALANCE SHEET DATA:
Working capital                                         $39,394         $40,220        $35,432        $43,852         $54,181
Total assets                                             47,418          56,527         70,719         92,850         127,295
Total debt                                                5,000           8,000         12,137         16,000          23,000
Shareholders' equity                                     40,621          44,987         49,435         64,196          85,042

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS."

    The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the consolidated results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

GENERAL

    The Company develops, produces and markets KVM switch, extension, remote access and display products for use in the computer industry. The Company's KVM switch products provide multiple users, each with a separate KVM peripheral, with the capability to control thousands of PCs, thereby eliminating the need for individual KVM peripherals for the controlled PCs. Elimination of KVM peripherals can provide significant cost reduction including lower initial investment, ongoing utility cost and space savings as well as more efficient technical support capabilities. The Company's KVM switch products allow users to control IBM-compatible and Macintosh PCs and many Sun, Hewlett-Packard, Compaq, IBM and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications or servers operating within a LAN.

    The Company also has interfaces for its XP4040(TM) (formerly known as the AutoBoot Commander 4xP(TM)/1xP(TM)), which operates with models of IBM RS/6000, Hewlett Packard, Compaq's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM) utilizes a cost-reduced architecture that continues to provide the architecture for mid-range and entry level products. SwitchView(R), a two and four port KVM switch product, is the Company's first product designed to be mass marketed. The Company completed its first full quarter of shipping AutoView(TM) 200 during the second quarter of Fiscal 2000. AutoView(TM) 200 extends the capabilities of KVM switching technology by allowing two users independent and simultaneous access to any of eight attached servers. The Company also markets several mid-range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub.

     Novell Corporation certified certain KVM switch products for use with its network software Netware(R) 4.1. Also, Microsoft Corporation certified certain KVM switch products for use with its Windows NT and Windows 98 operating systems. The Company's KVM switch products are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    Certain products within the Company's family of KVM extension products allow users to separate the KVM peripherals up to 600 feet from the PC. In addition, certain KVM extension products allow multiple users shared access to the same PC from different KVM peripherals. During the third quarter of Fiscal 1999, the Company introduced LongView(TM), which allows the extension of KVM peripherals and multimedia functions up to 500 feet using a single Category 5 cable. KVM extension products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer. The Company's remote access line of extension products allows users to control servers from remote locations using a standard modem, the Internet or a network connection, without the necessity of remote access hardware or software on the PCs or servers being accessed. The Company began shipping Key-View(TM) II, its second generation and newest remote access solution, during the first quarter of Fiscal 2000. When used in conjunction with a KVM switch product, the Company's remote access line of extension products permits users to control attached PCs remotely.

    As a result of the PixelVision acquisition, the Company now offers display products related to high information-content digital display solutions. The SMARTGLAS(TM) technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a "tiled" display solution.

    The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies and customers of PixelVision discussed below. Net sales increases are expected to continue with the consummation of the pending consolidation with Apex. The increases in annual net sales reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality. These new and enhanced products are price competitive when compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

    The Company markets its products to a diversified group of dealers, distributors, OEM's and end users, primarily through its inside and outside sales and customer support staff, advertisements in trade publications and participation in major industry trade shows. The Company has broadened its marketing strategy of expanding channels of distribution by increased penetration in the OEM market, major distribution and catalog markets. In the third quarter of Fiscal 2000, the Company began shipments of an OEM product to a major U.S. computer manufacturer.

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

    The Company continually reviews its hardware solutions for the computer industry and evaluates new product opportunities and engages in substantial research and product development efforts. The Company expenses all product research and development costs as incurred. Additionally, the Company also incurs substantial expenses related to advertising, participation in trade shows and other sales promotions.

    Another important part of the Company's strategy is to emphasize customer service and support. The Company offers a 30-day money-back guarantee for all of its products and a one-year warranty on parts. The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to ninety days. The Company accrues for sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns. The Company accrues for warranty returns at cost to repair or replace products. The Company also offers sales discounts to its customers based on the level of sales.

    The Company generally records sales upon shipment of the related product, net of any discounts, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Revenue on products shipped FOB destination is recorded when the customer takes possession of the goods.

    The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 32%, 35%, and 26% of the Company's total sales in Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively.

STRATEGIC MERGERS

    In March 2000 the Company announced a proposed merger with Apex, a provider of server console management and switching technology. The Company and Apex have entered into a merger agreement under which they have agreed to combine the two companies in a merger, resulting in a new combined corporation temporarily named Aegean Sea Inc. As of the date of this filing, the companies were awaiting the merger's final approval by the shareholders of the respective companies. Refer to the Form S-4 filed on March 31, 2000 and later amendments for additional discussion of the proposed merger. Merger expenses of over $900,000 were incurred during the year in relation to the anticipated merger with Apex. These costs related to legal, accounting and investment banking costs and are required to be expensed as incurred.

STRATEGIC ACQUISITIONS

     The Company evaluates its products and its customer needs on an ongoing basis to advance its competitive position in the marketplace. As part of this process, the Company seeks expansion not only through new and enhanced product development, but also through strategic acquisition and expansion efforts. Consistent with this philosophy, on October 5, 1999 the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc., pursuant to an asset purchase agreement dated October 5, 1999 between the Company and PixelVision. PixelVision, a privately held company, designs, manufactures and markets products and services related to high-information content digital display solutions. The Company paid approximately $6.7 million including acquisition-related expenses to acquire PixelVision. The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs totaling $370,000 were allocated to research and development assets with alternative future uses and were capitalized. The remaining $2.2 million of purchased research and development were expensed as a one-time charge during the third quarter of Fiscal 2000.

     The Company obtained an independent valuation of PixelVision and values were assigned to developed technology, in-process research and development, assembled workforce, customer base and patents. The valuations of developed technology, in-process R&D and patents were established using an income-based approach. The valuation of the assembled workforce and customer base were valued using a cost-based approach. Revenue estimates for the technology under development were based on discussions with management, anticipated product development schedules, product sales cycles and estimated life of the technology. Revenues for the products under development were estimated beginning in the fourth quarter of calendar 1999 and through the years ended December 31, 2000 through 2004. Projected expenses were based on historical selling, general and administrative expenses and maintenance research and development expenses of both the Company and PixelVision. It is anticipated that future profit margins and growth will vary significantly from the historical operating results of PixelVision. The resulting operating income was adjusted for income tax expense using the Company's tax rate. In addition, estimated required returns on beginning net working capital, assembled workforce, customer base, patents, other assets and developed technologies, along with a deduction for cash flow attributable to the assembled workforce, other assets, customer base, patents, developed technologies, were considered in the discounted cash flow analysis. The risk-adjusted discount rate applied to after-tax cash flow was 25% for completed technology and 35% for in-process technology, compared to an estimated weighted-average cost of capital for PixelVision of approximately 35%.

      The total value of in-process R&D was estimated to be approximately $2.2 million. The estimated in-process research and development was attributable to certain specific component technologies within PixelVision's products that were still in development at the time of the acquisition. The products under development were at various stages of completion and include: new circuit cards for digitizing and displaying images (Pearl and Super B-Video), monitors that incorporate the new cards (18QX, 20MC and 15@SG3 monitor). Most of these products were completed on-time and began shipping in the latter part of Fiscal 2000. The 15"SG3 is expected to be completed and available for shipping in late Fiscal 2001. The completed products include the Pearl and Super B-Video circuit cards as well as the 18QX and 20MC monitors incorporating these cards.

    On February 1, 1999, the Company acquired substantially all of the assets, including the related intellectual property and patents, of Fox Network Systems Corporation. The Company paid approximately $2.5 million at closing and may pay an additional amount of up to $2.5 million in future payments based on future sales of Fox's products over a maximum period of five years. Fox technology and products include remote access and power control products solutions for management of PCs and Servers. Fox's major development project was a Windows(TM)-based remote access device that allows control of servers over ordinary telephone lines and the Internet from a remote location ("Key-View(TM) II"). The acquisition, which was funded from available cash, was accounted for using the purchase method of accounting. In accordance with generally accepted accounting principles, costs totaling $26,000 were allocated to research and development assets with alternative future uses and were capitalized. The remaining $1.85 million of purchased research and development were expensed as a one-time charge during the fourth quarter of Fiscal 1999.

    The Company obtained an independent valuation of Fox and values were assigned to developed technology, in-process research and development, employment and consulting agreements, and customer base. The valuations of developed technology, in-process R&D and customer base were established using an income-based approach. The valuation of the employment and consulting agreements were valued using a cost-based approach. The total value of in-process R&D was estimated to be approximately $1.85 million. All of the estimated in-process research and development was attributable to the development of Key-View(TM). The development of Key-View(TM) II was estimated to be 90% complete and was completed on time with initial shipments in the first quarter of Fiscal 2000.

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

    The Company obtained an independent valuation of the PolyCon Companies and values were assigned to completed technology, in-process R&D, in-process R&D with alternative future uses and trade names. The valuations of developed technology and in-process R&D were established using an income-based approach. The value of R&D with alternative future uses was determined to be $392,000. The total value of in-process R&D was estimated to be approximately $4.7 million. Approximately 90% of the estimated in-process research and development was attributable to the fiber-optics solution technology, the console switch technology and the digital switching technology. The development of the console switch technology was completed on time in Fiscal 1999 and is currently available to ship in certain PolyCon products. The development of fiber-optic solution technology was completed on time and began shipping in early Fiscal 2000. The development of the digital switching technology was expected to take a minimum of two years to complete. Some digital technology is included in certain products within the XP4000 series. This XP4000 series began shipping in the third quarter of Fiscal 2000. Additionally, a new digital switch solution was announced in May 2000 and product is expected to ship in Mid-Fiscal 2001.

RECENT STOCK SPLITS

    On November 13, 1998, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares were distributed to shareholders on December 15, 1998. All capital stock information included in the condensed consolidated financial statements and notes thereto gives retroactive effect to the splits.

On January 20, 2000, the Company announced a 3-for-2 stock split, effected as a 50% stock dividend. The additional shares were distributed to shareholders on February 18, 2000, for all shareholders of record as of January 31, 2000. All capital stock information included in the condensed consolidated financial statements and notes give retroactive effect to the splits.

RESULTS OF OPERATIONS

    The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the fiscal years indicated:

                                                                    Years Ended March 31,
                                                                    ---------------------
                                                             1998          1999            2000
                                                             ----          ----            ----
Net Sales                                                   100.0%        100.0%          100.0%

    Cost of Sales                                            47.5          46.6            46.5
                                                            -----         -----           -----
Gross profit                                                 52.5          53.4            53.5

    Research and development expenses                         6.3           6.4             5.8

    Selling, general and administrative expenses             25.5          24.5            22.6

    Purchased research and development expenses
       and other acquisition expenses                         8.9           2.3             2.8
                                                            -----         -----           -----

Operating income                                             11.8          20.2            22.3

    Other income                                              3.6           2.0             1.3
                                                            -----         -----           -----

Income before income taxes                                   15.4          22.2            23.6

    Provision for income taxes                                8.6           7.1             8.0
                                                            -----         -----           -----

Net income                                                    6.8%         15.1%           15.6%
                                                            -----         -----           -----



    The Company operates predominantly in one industry: the design, production, marketing, and selling of keyboard, video monitor and mouse switch, extension, remote access products and display products. The Company's method of internal reporting is disaggregated operationally, however. The two reportable segments, Cybex-U.S. and Cybex-International, are evaluated based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, provision for taxes, is reported on an entity wide basis only. Reference is made to the information regarding operational distribution of the Company's revenues and gross margin, and to the operational distribution of the Company's identifiable assets, in Note 19 to the Consolidated Financial Statements set forth on pages 54 and 55 of this Annual Report on Form 10-K.

Fiscal 2000 Compared to Fiscal 1999

    Net sales increased 46.5% to $120.4 million in Fiscal 2000 from $82.2 million in Fiscal 1999. Additionally, sales for the reportable segment Cybex-U.S. increased 55.2% from $56.1 million in Fiscal 1999 to $87.0 million in Fiscal 2000, while sales for the reportable segment Cybex-International increased 27.9% from $26.1 million in Fiscal 1999 to $33.4 million in Fiscal 2000. Approximately $8.9 million of the increase in sales was attributed to the display product line, obtained as a result of the PixelVision acquisition in October 1999. The display product sales included a large order that accounted for almost 38% of display product sales. As these large orders follow a long sales cycle, quarter to quarter revenues are expected to fluctuate. The increased sales also resulted from increased sales of the Company's KVM switch, extension and remote access products. Sales of the KVM switch product family increased 32.9% to $97.5 million in Fiscal 2000 from $73.4 million in Fiscal 1999. Sales of the KVM extension product and remote access family increased 65.1% to $12.8 million in Fiscal 2000 from $7.7 million in Fiscal 1999. LongView(TM) and Key-View(TM) II, a remote access solution, accounted primarily for the growth in KVM extension and remote access product sales.

    The Company's international sales volume (sales to locations outside the U.S) continued to increase in Fiscal 2000, causing international sales to increase 33.5% to $38.1 million in Fiscal 2000 from $28.5 million in Fiscal 1999. International sales as a percentage of net sales were 32% as compared to 35% in Fiscal 1999. European sales accounted for approximately $28.9 million, or 76% of international sales, and grew 34% from Fiscal 1999 to Fiscal 2000.

    Gross profit is affected by many factors: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs, and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 46.9% to $64.5 million in Fiscal 2000 from $43.9 million in Fiscal 1999. Gross profit for the reportable segment Cybex-U.S. increased 55.7% from $30.6 million in Fiscal 1999 to $47.4 million in Fiscal 2000, while the gross profit for Cybex-International increased 46.1% from $13.4 million in Fiscal 1999 to $17.1 million in Fiscal 2000. Gross profit as a percentage of net sales increased slightly to 53.5% in Fiscal 2000 from 53.4% in Fiscal 1999. The increase in gross profit benefited from product cost reductions in the year, offset significantly by the diluting effect of lower margin display product sales. Display product gross margin for Fiscal 2000 was 26.4% versus switch, extension and remote access product gross margin of 55.7%. The display product line operates on a different model than that of the Company's switch and extension business. The display product sales are typically for large installations sold directly to the financial services industry. The Company intends to de-emphasize the sale of flat panel display products as stand alone sales, and these sales should decline as a percentage of overall sales in future periods.

    Selling, general and administrative expenses increased 34.8% to $27.2 million (22.6% of net sales) in Fiscal 2000 from $20.2 million (24.5% of net sales) in Fiscal 1999. This increase reflects increased expenditures in administration, sales, customer support, channel development and marketing activities required to support the Company's expanded sales base domestically and abroad, as well as additional costs from PixelVision. The increase was offset somewhat by a reduction in expenses incurred for legal costs associated with the defense of a patent infringement claim, which was dismissed without prejudice by mutual agreement of both parties in February 1999 (see Contingencies). The percentage of sales decline was primarily attributed to the volume of display product sales with the relatively low selling expenses. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

    For Fiscal 2000, total costs for research and development were $7.0 million (5.8% of net sales) compared to $5.2 million (6.4 % of net sales), excluding one-time write-offs for purchased research and development expense and other acquisition expenses, in Fiscal 2000 and Fiscal 1999, representing a 34.4% increase. The Company anticipates that expenses for research and development will continue to increase slightly in dollars.

    As a result of the factors discussed above, operating income before write-offs and acquisition costs of $3.4 million from the PixelVision acquisition and announced Apex merger in Fiscal 2000 and $1.85 million from the Fox acquisition in Fiscal 1999, each relating to purchased research and development and other expenses from the acquisitions, increased 63.7% to $30.3 million (25.1% of net sales) in Fiscal 2000 from $18.5 million (22.5% of net sales) in Fiscal 1999.

    Interest and other income amounted to $1.6 million (1.3% of net sales), net, in Fiscal 2000 compared to $1.6 million (2.0% of net sales) in Fiscal 1999. Interest income and other expense includes realized gains on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts. Other expense also includes foreign currency loss of almost $700,000 for Fiscal 2000 as compared to a foreign currency gain of over $200,000 in Fiscal 1999. This fluctuation is attributed to the weakening of the Euro against the dollar during the period. Management intends to reduce the foreign currency risk by decreasing the amounts of foreign currency on hand.

    As a result of the factors discussed above, income, before the one-time write-offs related to the acquisitions in Fiscal 2000 and Fiscal 1999, increased 56.1% to $21.3 million (17.6% of net sales) in Fiscal 2000 from $13.6 million (16.6% of net sales, 15.1% after the write-off) in Fiscal 1999. Net income increased 57.1% to $18.8 million (15.6% of net sales) in Fiscal 2000 from $12.4 million (15.1% of net sales) in Fiscal 1998.

Fiscal 1999 Compared to Fiscal 1998

    Net sales increased 56.4% to $82.2 million in Fiscal 1999 from $52.6 million in Fiscal 1998. Additionally sales for the reportable segment Cybex-U.S. increased 32.6 % from $42.3 million in Fiscal 1998 to $56.1 in Fiscal 1999, while sales for the reportable segment Cybex-International increased 154.9% from $10.2 million in Fiscal 1998 to $26.1 million in Fiscal 1999. The increased sales resulted from increased sales of the Company's KVM Switch Products and from additional revenues provided from the acquisition of the PolyCon Companies at the end of the third quarter of Fiscal 1998. Sales of KVM Switch Products increased 62.1% to $73.4 million in Fiscal 1999 from $45.3 million in Fiscal 1998, primarily due to increased sales of the Company's mid- and high-end KVM Switch Products, as well as the entry-level KVM Switch Products. The mid- to high-end product sales grew approximately 49% from Fiscal 1998 to Fiscal 1999, while the entry-level product sales increased 55% from Fiscal 1998 to Fiscal 1999. The SwitchView(R) product, introduced in mid-Fiscal 1998, was a major contributor to the increase in the entry-level product sales. Sales from the acquired PolyCon Companies products accounted for approximately 10% of the Company's revenues in Fiscal 1999, up from 4% of revenues in Fiscal 1998.

    The Company's international sales volume (sales to locations outside the U.S.) continued to increase in Fiscal 1999, causing international sales as a percentage of net sales to increase to 35% as compared to 26% in Fiscal 1998. International sales increased 111.9% to $28.5 million in Fiscal 1999 from $13.5 million in Fiscal 1998. European sales accounted for approximately $21.5 million, or 76% of international sales, and grew 157% from Fiscal 1998 to Fiscal 1999.

    Gross profit is affected by many factors: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 59.1% to $43.9 million in Fiscal 1999 from $27.6 million in Fiscal 1998. Gross profit for the reportable segment Cybex-U.S. increased 33.3% from $22.8 million in Fiscal 1998 to $30.3 million in Fiscal 1999, while the gross profit for Cybex-International increased over 180.8% from $4.8 million in Fiscal 1998 to $13.5 million in Fiscal 1999. The Company's gross profit as a percentage of net sales increased to 53.4% due to increased volume in newer products designed for margin retention while being discounted for volume distributions, cost reductions due to volume efficiencies and increased outsourcing, and design changes, all of which were offset by increases in warranty and inventory reserves. The increase in reserves was the result of the Company's evaluation of the composition of inventory and the increased level of sales to major distributors and OEMs.

    Selling, general and administrative expenses increased 48.0% to $19.8 million (24.5% of net sales) in Fiscal 1999 from $13.4 million (25.5% of net sales) in Fiscal 1998. The increase in selling, general and administrative expenses reflects increased expenditures in administration, sales, customer support, channel development, and marketing activities required to support the Company's expanded sales base. The increase also reflects the added selling, general and administrative costs attributable to the PolyCon Companies acquisition at the end of the third quarter of Fiscal 1998. Management anticipates that the amount of selling, general and administrative expense will continue to increase; however, the anticipated expanding sales volume may cause the expenses to decline as a percentage of net sales.

    For Fiscal 1999, total costs for research and development, exclusive of the one-time write-off of purchased research and development expenses, were $5.2 million (6.4% of net sales) compared to $3.3 million (6.3% of net sales), exclusive of a one-time write-off of purchased research and development expenses in Fiscal 1998, representing a 57.8% increase.

    As a result of the factors discussed above, operating income before the one-time write-offs of $1.85 from the acquisition of Fox in Fiscal 1999 and $4.7 million from the acquisition of the PolyCon Companies in Fiscal 1998, each relating to purchased research and development expenses from the acquisitions, increased 69.9% to $18.5 million (22.5% of net sales) in Fiscal 1999, from $10.9 million (20.7% of net sales) in Fiscal 1998.

    Interest and other income amounted to $1.6 million (2.0% of net sales), net, in Fiscal 1999 compared to $1.9 million (3.6% of net sales) in Fiscal 1998. Interest and other income includes realized gains on the sale of certain investments, interest income and expense, and the accretion of U.S. Treasury Bill discounts.

    As a result of the factors discussed above, income, before the one-time write-offs related to the acquisitions in Fiscal 1999 and Fiscal 1998, increased 64.5% to $13.6 million (16.6% of net sales) in Fiscal 1999, from $8.3 million (16.9% of net sales, 6.8% after the write-off) in Fiscal 1998. Net income increased 248.1% to 12.4 million (15.1% of net sales) in Fiscal 1999 from $3.6 million (6.8% of net sales) in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company financed its operations primarily through cash flow from operations and cash reserves as needed. As of March 31, 2000, the Company had an available line of credit of $7.5 million with no outstanding borrowings. A short-term note in the amount of $23.0 million was outstanding on March 31, 2000. The Company repaid the note during the first week of April 2000.

    The Company's working capital position increased from $46.8 million as of March 31, 1999, to $62.2 million (adjusted to include $2.9 million and $8.0 million of long-term, equity investments, respectively) as of March 31, 2000. This increase in the Company's working capital position was due primarily to the increased earnings during Fiscal 2000. The increase was offset somewhat by the acquisition of PixelVision and the merger expenses related to Apex, discussed above.

    Cash provided from operating activities increased from $10.9 million to $16.2 million for Fiscal 1999, and Fiscal 2000, respectively. This increase was caused primarily by an increase in net income. The increase in net income is attributed to an increase in sales. Additionally, increases in accounts payable attributed to the increase in net cash provided by operating activities. These increases to net operating cash were offset somewhat by increases in inventory and accounts receivable from Fiscal 1999 to Fiscal 2000. The increases in accounts receivable can be attributed to the general increase in sales and the addition of sales to PixelVision customers acquired in October 1999. The increase in inventory is also attributed to the addition of PixelVision . The Company expects to continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

    Capital expenditures totaled $1.8 million in Fiscal 2000. These capital expenditures related to purchases of shop equipment and office furniture for the Company's Huntsville facility and purchases of equipment for the Company and its Subsidiaries. A minor portion of the computer purchases related to the Year 2000 readiness program (see Year 2000 Readiness Disclosure).

    Additionally, in January 2000, the Company invested approximately $1.6 million to purchase its former headquarters building in Huntsville, Alabama. The Company also executed a five-year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees.

    The Company believes that its current financial position and existing cash and investments along with earnings and amounts available under its line of credit will be sufficient to meet the Company's cash requirements over the next twelve months.

FINANCIAL ACCOUNTING DEVELOPMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133, which deferred the effective date provisions of SFAS No. 133 for the Company until the first quarter of 2001. SFAS No. 133 require all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The Company is evaluating the effect of this new standard but does not believe it will be material to the Company.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

YEAR 2000 READINESS DISCLOSURE

    The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions were not Year 2000 compliant, they may have recognized a date using "00" as the Year 1900 rather than the Year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As part of a Year 2000 project to evaluate and determine the areas of risk, as well as to provide assurance that the Year 2000 problem was adequately addressed, the Company identified its Year 2000 risk in four categories: products; internal business software; internal non-financial software and manufacturing equipment; and external noncompliance by customers and suppliers. All phases of the Year 2000 compliance program were completed on time and within budget.

    Costs. The total costs associated with becoming Year 2000 compliant were not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project was approximately $1.2 million. The total amount expended on the project through March 31, 2000, was almost $1.2 million, of which $900,000 related to the purchase and installation of the Enterprise Resource Planning System ("ERP") in Fiscal 1999, which has been capitalized. All remaining costs were expensed as incurred. The remaining amount related to replacement of non-compliant software and hardware and related to costs associated with evaluating and communicating with significant customers and suppliers. Funds for the ERP System purchase and installation were included in the Company's capital expenditure budget. The remaining costs were funded by cash flows from operations and were expensed as incurred.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, as of the date of this filing there were no known reported failings as a result of the Year 2000, and there has been no material impact to the Company. The Year 2000 project did reduce the Company's level of uncertainty about the Year 2000 problem and about the Year 2000 readiness and compliance of its significant customers and suppliers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at March 31, 2000. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

Item 8. Financial Statements and Supplementary Data.

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           CYBEX COMPUTER PRODUCTS CORPORATION


                                                                                    Page
                                                                                    ----
 Independent Auditors' Report....................................................    35
 Consolidated Balance Sheets as of March 31, 1999 and 2000.......................    36
 Consolidated Statements of Income for the years ended March 31, 1998, 1999
    and 2000.....................................................................    37
 Consolidated Statements of Changes in Shareholders' Equity for the years ended
   March 31, 1998, 1999 and 2000.................................................    38
 Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1999
   and 2000......................................................................    39
 Notes to Consolidated Financial Statements......................................    40


                       [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

Report of Independent Accountants

To the Shareholders and Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Cybex Computer Products Corporation (the Company) as of March 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

May 4, 2000, except for Note 18, as to which the date is June 2, 2000

Cybex Computer Products Corporation
Consolidated Balance Sheets
March 31, 1999 and 2000
--------------------------------------------------------------------------------

                                                                                         1999                2000
                                                                                     -------------       -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                          $   4,060,565       $   9,703,072
  Short-term investments                                                                26,000,778          25,480,653
  Short-term investments, pledged as collateral for note payable                        16,000,000          23,000,000
  Accounts receivable - trade, less allowance for doubtful accounts
    of $1,338,863 and $2,214,195 in 1999 and 2000, respectively                         15,948,952          23,151,321
  Inventories                                                                            7,447,252          11,240,635
  Other current assets                                                                   1,209,852           1,175,372
  Deferred income taxes                                                                  1,838,300           2,684,099
                                                                                     -------------       -------------
      Total current assets                                                              72,505,699          96,435,152

Investments available for sale                                                           2,930,404           8,016,340
Property held for lease                                                                                      1,593,221
Property, plant, and equipment, net of accumulated depreciation                         12,552,112          12,481,939
Intangibles, net of accumulated amortization                                             3,709,712           6,560,475
Deferred income taxes                                                                      832,224           1,879,487
Other assets                                                                               320,270             328,880
                                                                                     -------------       -------------
                                                                                     $  92,850,421       $ 127,295,494
                                                                                     =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable                                                                       $  16,000,000       $  23,000,000
  Accounts payable and accrued expenses                                                  5,256,745           9,185,765
  Income taxes payable                                                                   1,617,471           2,644,955
  Other current liabilities                                                              5,780,231           7,423,142
                                                                                     -------------       -------------
      Total current liabilities                                                         28,654,447          42,253,862

Commitments and contingencies (Notes 14 and 17)

Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued
  Common stock, par value $.001 per share; 50,000,000 shares authorized;
    1999 - 21,259,922 shares issued, 19,024,316 shares outstanding
    2000 - 21,584,664 shares issued, 19,345,605 shares outstanding                          21,260              21,585
  Additional paid-in capital                                                            37,507,991          40,062,786
  Accumulated other comprehensive income:
    Unrealized loss on investments, net of deferred taxes                                  (32,642)           (215,860)
    Foreign currency translation adjustment, net of deferred taxes                        (198,566)           (444,704)
  Retained earnings                                                                     32,198,484          50,981,395
  Treasury stock, at cost; 1999 - 2,235,606 shares; 2000 - 2,239,059 shares             (5,300,553)         (5,363,570)
                                                                                     -------------       -------------

      Total shareholders' equity                                                        64,195,974          85,041,632
                                                                                     -------------       -------------

                                                                                     $  92,850,421       $ 127,295,494
                                                                                     =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Cybex Computer Products Corporation
Consolidated Statements of Income
For the Years Ended March 31, 1998, 1999, and 2000
-------------------------------------------------------------------------------



                                                                            1998              1999               2000
                                                                       -------------      -------------      -------------
Net sales, switch and extension products                               $  52,563,507      $  82,194,662      $ 111,538,065
Net sales, display products                                                                                      8,900,626
                                                                       -------------      -------------      -------------
Net sales                                                                 52,563,507         82,194,662        120,438,691

Cost of sales, switch and extension products                              24,979,458         38,301,732         49,400,485
Cost of sales, display products                                                                                  6,552,709
                                                                       -------------      -------------      -------------

Cost of sales                                                             24,979,458         38,301,732         55,953,194
                                                                       -------------      -------------      -------------

   Gross profit                                                           27,584,049         43,892,930         64,485,497

Research and development expenses                                          3,311,988          5,225,056          7,023,345
Purchased research and development expenses
  and other acquisition costs (Note 4)                                     4,705,000          1,850,000          3,368,063
Selling, general and administrative expenses                              13,385,924         20,177,274         27,196,786
                                                                       -------------      -------------      -------------

  Operating income                                                         6,181,137         16,640,600         26,897,303
Interest income, net                                                       1,625,363          1,258,060          1,747,835
Other income (expense), net                                                  272,062            357,883           (157,348)
                                                                       -------------      -------------      -------------

  Income before provision for income taxes                                 8,078,562         18,256,543         28,487,790

Provision for income taxes                                                 4,507,549          5,824,222          9,704,879
                                                                       -------------      -------------      -------------

  Net income                                                           $   3,571,013      $  12,432,321      $  18,782,911
                                                                       =============      =============      =============

Net income per common and common equivalent share:
  Basic                                                                $        0.19      $        0.66      $        0.98

  Diluted                                                              $        0.19      $        0.63      $        0.91

Weighted average common and common equivalent shares outstanding:
     Basic                                                                18,390,240         18,737,468         19,162,814
                                                                          ==========         ==========         ==========

     Diluted                                                              18,918,057         19,713,600         20,538,146
                                                                          ==========         ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Cybex Computer Products Corporation
Consolidated Statements of Shareholders' Equity
For the Years Ended March 31, 1998, 1999, and 2000
-------------------------------------------------------------------------------



                                                                Unrealized     Foreign
                               Common Stock         Additional     Gain        Currency
                            --------------------     Paid-In     (Loss) On   Translation   Retained      Treasury
                              Shares      Amount     Capital    Investments   Adjustment   Earnings       Stock           Total
                            ----------   -------   -----------  -----------  ------------ -----------   -----------    -----------
 Balance, March 31, 1997    20,555,462   $20,555   $34,119,697   $ (77,669)               $16,195,150   $(5,270,544)   $44,987,189

 Net income                                                                                 3,571,013                    3,571,013
 Change in unrealized
  gains, net of
  deferred income
  taxes of $88,481                                                 242,414                                                 242,414
 Reclassification
  adjustment for
  amounts included
  in net income,
  net of income tax
  of $24,085                                                        65,986                                                  65,986
                                                                                                                       -----------
 Comprehensive income                                                                                                    3,879,413
                                                                                                                       -----------
 Issuance of common
  stock                        248,655       249       192,420                                                             192,669
 Income tax benefit from
  exercise of non-qualified
  stock options                                        405,542                                                             405,542
 Purchase of 4,308 shares
  of treasury stock                                                                                         (30,009)       (30,009)
                            ----------   -------   -----------   ---------    ---------   -----------   -----------    -----------

 Balance, March 31, 1998    20,804,117    20,804    34,717,659     230,731                 19,766,163    (5,300,553)    49,434,804

 Net income                                                                                12,432,321                   12,432,321
 Change in foreign
  currency translation
  adjustment, net of
  deferred income
  taxes of $114,137                                                           $(198,566)                                  (198,556)
 Change in unrealized
  losses, net of deferred
  income taxes of $68,848                                         (119,777)                                               (119,777)
 Reclassification
  adjustment for amounts
  included in net income,
  net of income tax
  of $82,539                                                      (143,596)                                               (143,596)
                                                                                                                       -----------
 Comprehensive income                                                                                                   11,970,382
                                                                                                                       -----------
 Issuance of common stock      455,805       456     2,191,574                                                           2,192,030
 Income tax benefit from
  exercise of non-qualified
  stock options                                        598,758                                                             598,758
                            ----------   -------   -----------   ---------    ---------   -----------   -----------    -----------

 Balance, March 31, 1999    21,259,922    21,260    37,507,991     (32,642)    (198,566)   32,198,484    (5,300,553)    64,195,974

 Net income                                                                                18,782,911                   18,782,911
 Change in foreign
  currency translation
  adjustment, net of
  deferred income
  taxes of $141,480                                                            (246,138)                                  (246,138)
 Change in unrealized
  losses, net of deferred
  income taxes of $38,144                                          (66,360)                                                (66,360)
 Reclassification
  adjustment for amounts
  included in net income,
  net of income tax
  of $67,171                                                      (116,858)                                               (116,858)
                                                                                                                       -----------
 Comprehensive income                                                                                                   18,353,555
                                                                                                                       -----------
 Issuance of common stock      324,742       325     1,999,559                                                           1,999,884
 Income tax benefit from
  exercise of non-qualified
  stock options                                        555,236                                                             555,236
 Purchase of 3,453 shares
  of treasury stock                                                                                         (63,017)       (63,017)
                            ----------   -------   -----------   ---------    ---------   -----------   -----------    -----------

 Balance, March 31, 2000    21,584,664   $21,585   $40,062,786   $(215,860)   $(444,704)  $50,981,395   $(5,363,570)   $85,041,632
                            ----------   -------   -----------   ---------    ---------   -----------   -----------    -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Cybex Computer Products Corporation
Consolidated Statements of Cash Flows
For the Years Ended March 31, 1998, 1999, and 2000
-------------------------------------------------------------------------------



                                                                          1998              1999               2000
                                                                      ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                          $  3,571,013       $ 12,432,321       $ 18,782,911
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                         574,917          1,230,676          1,940,337
      Amortization of intangibles                                          121,291            443,712            712,007
      Amortization of discount on investments                           (1,159,415)          (495,616)          (558,037)
      Provision for losses on accounts receivable                          717,722            813,000            268,294
      Loss on disposal of property, plant and equipment                     17,345              7,119              2,346
      Purchased research and development expenses
        and other acquisition costs                                      4,705,000          1,850,000          2,461,915
      Gain on sale of investments                                         (363,000)          (263,492)          (734,717)
      Deferred income taxes                                               (492,000)        (1,370,000)        (1,646,267)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                     (6,105,006)        (5,228,771)        (6,477,944)
        Inventories                                                       (825,563)        (1,263,792)        (2,784,156)
        Accounts payable and accrued expenses                            1,021,656            559,718          4,058,980
        Other                                                            1,435,338          1,874,040           (893,003)
        Income taxes payable                                             1,154,681            304,056          1,027,484
                                                                      ------------       ------------       ------------
          Net cash provided by operating activities                      4,373,979         10,892,971         16,160,150
Cash flows from investing activities:
  Purchases of property held for lease                                                                        (1,639,225)
  Purchases of property, plant and equipment                            (5,106,200)        (6,589,555)        (1,815,716)
  Purchases of investments available for sale                          (59,040,639)       (75,484,552)       (91,989,658)
  Proceeds from sale of investments                                     13,513,303         17,576,475         34,289,068
  Proceeds from maturities of investments                               50,282,448         51,282,000         47,139,000
  Purchase of Polycon, net of cash acquired (Note 4)                    (8,663,000)
  Purchase of Fox, net of cash acquired(Note 4)                                            (2,481,947)
  Purchase of PixelVision, net of cash acquired (Note 4)                                                      (5,621,512)
  Investment in intangible assets                                         (119,403)           (41,655)           314,808
  Proceeds from dispositions of property, plant, and equipment              41,291             61,325              2,534
                                                                      ------------       ------------       ------------
          Net cash used in investing activities                         (9,092,200)       (15,677,909)       (19,320,701)
Cash flows from financing activities:
  Proceeds from note payable and line of credit                         12,136,719         16,000,000         23,000,000
  Repayment of note payable and line of credit                          (8,000,000)       (12,136,719)       (16,000,000)
  Proceeds from issuance of common stock                                   192,669          2,192,030          1,999,884
  Income tax benefit from exercise of nonqualified stock options           405,542            598,758            555,236
  Purchase of treasury stock                                               (30,009)                              (63,017)
                                                                      ------------       ------------       ------------
          Net cash provided by financing activities                      4,704,921          6,654,069          9,492,103

          Net (decrease) increase in cash and cash equivalents             (13,300)         1,869,131          6,331,552
Effect of exchange rate changes on cash and cash equivalents                                 (219,651)          (689,045)
Cash and cash equivalents, beginning of year                             2,424,385          2,411,085          4,060,565
                                                                      ------------       ------------       ------------
Cash and cash equivalents, end of year                                $  2,411,085       $  4,060,565       $  9,703,072
                                                                      ============       ============       ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                            $     21,083       $     20,913       $     20,559
                                                                      ============       ============       ============
    Cash paid during the year for income taxes, net of refunds
      received                                                        $  3,857,000       $  6,890,000       $ 10,179,143
                                                                      ============       ============       ============

Noncash transactions:
   During the 1998, 1999, and 2000 fiscal years, the Company recorded $308,400, $(414,760), and $(288,533) of unrealized gains and losses, respectively, related to its available for sale investments. The unrealized gains losses were recorded as non-cash changes of long-term investments and shareholders' equity, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

1.    Nature of Business

      Cybex Computer Products Corporation (the Company) develops, produces and markets computer keyboard, video monitor and mouse switch, extension and remote access products. The Company sells its products to dealers, end-users and original equipment manufacturers in the United States, Canada, and Europe, as well as in other foreign markets. The Company has operating facilities located in Huntsville, Alabama; Shannon, Ireland; Steinhagen, Germany; and Acton, Massachusetts. In addition, the Company has a wholly owned subsidiary, Cybex International Corporation (CIC), to facilitate sales shipped from the Huntsville facility to certain overseas markets and obtain more favorable U.S. income tax treatment on those sales. International sales (sales outside of the U.S. principally to customers in European countries) accounted for approximately 26%, 35%, and 32% of the Company's net sales for the years ended March 31, 1998, 1999, and 2000, respectively. During 1999 and 2000, sales to one company amounted to approximately 17% and 18% of total sales, respectively. No customer amounted to more than 10% of sales in 1998.

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

      Investments - The Company's investments consist of U.S. treasury bills, U.S. treasury notes, commercial paper, and common stock. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to- maturity securities or trading securities and that have readily determinable fair values are classified as available-for- sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Certain equity securities which are not publicly traded and do not have readily determinable fair values are carried at cost. The original cost of the investment is adjusted if there is an impairment in value that is deemed to be other than temporary. All of the Company's investments at March 31, 1999 and 2000 have been classified as available for sale (see Note 6).

      Realized gains or losses on the Company's investments are computed using the specific identification method.

      Property Held for Lease - Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Rental income is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the lives of the leases.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      Property, Plant and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in earnings.

      Provisions for depreciation are computed using the straight-line method over the following estimated useful lives:


      Description                                             Useful Life
      -----------                                             -----------
      Land improvements                                            30
      Buildings                                                    39
      Computer software and equipment                            3 - 5
      Other equipment                                            5 - 7

      The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1998, 1999, or 2000.

      Intangible Assets - Intangible assets are being amortized on a straight-line basis over the following estimated useful lives:

      Description                                      Useful Life
      -----------                                      -----------

      Trademarks                                         10 - 15
      Patents                                               10
      Goodwill                                             7 - 8
      Licenses                                               3

      At each balance sheet date, or as changes in circumstances arise, the Company evaluates the recoverability of intangible assets based upon utilization of related tangible assets and expectations of future cash flows. The Company believes that no impairment of remaining intangibles exists at March 31, 2000.

      Liability For Sales And Warranty Returns - The Company's sales generally include a one-month unconditional return policy and a twelve-month warranty for product defects. The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to ninety days. The Company accrues for sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns. The liability for sales returns totaled approximately $2,347,000 and $2,442,000 at March 31, 1999 and 2000, respectively. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled approximately $813,000 and $915,000 at March 31, 1999 and 2000, respectively. These liabilities are included in other current liabilities in the consolidated balance sheets.

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

      Foreign Currency - The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Bank accounts denominated in foreign currencies are translated as of the ending balance sheet dates using the current exchange rates. Resulting translation adjustments are recorded as a separate

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      component of shareholders' equity. Approximately 55% of all bank accounts are denominated in United States currency.

      Revenue Recognition - The Company generally records sales upon shipment of the related product, net of any discounts, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods.

      Government Grants - The Company records government grants received in connection with its Ireland operations (see Note 3) as reductions of the corresponding expense in the consolidated statements of income. Proceeds from the rent reduction grant are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of expense over a twelve month period from the creation of the related job. Grants recognized during fiscal years 1998, 1999, and 2000 as a reduction of related expenses totaled approximately $545,000, $490,000, and $313,000, respectively. Accounts receivable of approximately $321,000 and $158,000 and deferred revenue of approximately $160,000 and $39,000 related to the grants were included in the consolidated balance sheets at March 31, 1999 and 2000, respectively.

      Research and Development Expense - Research and development expenses for Company- sponsored projects are expensed as incurred.

      The software development cost components of the Company's products incurred between achieving technological feasibility and the integration into the Company's products available for sale to customers have not been material to date. Such costs, if material, would be capitalized. Additionally, costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage have not been material to date.

      Advertising Expense - Advertising costs are expensed as incurred. Advertising expense totaled approximately $2,865,000, $3,323,000, and $5,353,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Comprehensive Income - Comprehensive income includes all changes in equity (net assets) during a period from nonowner sources. Items included in comprehensive income include net income, foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

      Recently Issued Accounting Standards - In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133, which deferred the effective date provisions of SFAS No. 133 for the Company until the first quarter of 2001. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The Company is evaluating the effect of this new standard but does not believe it will be material to the Company.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes its existing accounting policies are consistent with the guidance provided in the SAB.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      Reclassifications - Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements in order to conform to the 2000 presentation. These reclassifications had no effect on previously reported net income, operating cash flows, or total shareholders' equity.

3.    Grants

      On July 9, 1996, the Company formally established operations in Shannon, Ireland through its newly-formed subsidiary, Cybex International.

      Cybex International executed an agreement with the Shannon Free Airport Development Company Limited (Shannon Development) under which Cybex International receives grant monies related to salary and rent expense. The maximum amount attainable under the agreement is approximately $1.6 million. The grant monies are repayable, in whole or in part, should (1) Cybex International fail to meet certain business related objectives established under the agreement which are to be achieved over a three-year implementation period and/or (2) the Company discontinue operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date the last claim is made by the Company for grant monies paid by Shannon Development.

4.    Acquisitions

      On December 31, 1997, the Company, through Cybex International, acquired Elsner Computertechnik GmbH and PolyCon Data Systems GmbH (collectively Polycon), both privately held companies in Steinhagen, Germany, for a combined purchase price of approximately $8.8 million, including acquisition related expenditures. The acquisition of Polycon was funded by Cybex International from its available cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities of Polycon based on their fair values at the date of acquisition. Operating results of Polycon since December 31, 1997 are included in the Company's consolidated financial statements.

      Costs allocated to research and development assets with alternative future uses totaling $392,000 were capitalized, and the remaining $4,705,000 of acquired in-process research and development costs were expensed on December 31, 1997. The research and development assets are included in goodwill and are being amortized over 8 years.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      The fair value of assets acquired and liabilities assumed in the acquisition is as follows:

       Cash                                                            153,000
       Accounts receivable                                             634,000
       Inventory                                                     1,386,000
       Other assets                                                     37,973
       Property and equipment                                          398,000
       Trademarks                                                      806,000
       Acquired in-process research and development                  4,705,000
       Goodwill and other intangibles                                2,914,027

       Fair value of liabilities assumed:
         Accounts payable                                            1,524,000
         Other liabilities                                             694,000
                                                                    ----------
       Cash paid                                                    $8,816,000
                                                                    ==========

      On January 29, 1999, the Company purchased certain assets of Fox Network Systems Corporation (Fox) for approximately $2.5 million. The acquisition was recorded under the purchase method of accounting, and the purchase price has been allocated to the assets acquired based on their fair values at the date of acquisition. Operating results of Fox since January 29, 1999 are included in the Company's consolidated financial statements.

      Costs allocated to research and development assets with alternative future uses totaling $26,000 were capitalized and the remaining $1,850,000 of acquired in-process research and development costs were expensed during the year ended March 31, 1999. The research and development assets are included in goodwill and are being amortized over 8 years.

      The fair value of assets acquired in the acquisition is as follows:

       Cash                                                         $    5,164
       Accounts receivable                                             102,191
       Inventory                                                       136,541
       Property and equipment                                           20,235
       Acquired in-process research and development                  1,850,000
       Goodwill and other intangibles                                  372,980
                                                                    ----------
                                                                    $2,487,111
                                                                    ==========

      The purchase agreement provides for additional cash consideration of up to $2,500,000 in contingent future payments based on future sales of certain products over a maximum period of five years. At March 31, 2000, the Company had made payments totaling approximately $178,000 in relation to the contingent future payments.

      On October 5, 1999, the Company acquired substantially all the assets, including the related intellectual property and patents, of PixelVision Technology, Inc. (PixelVision) for approximately $6.7 million, including transaction fees. The acquisition was recorded under the purchase method of accounting, and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Operating results of PixelVision since October 5, 1999 are included in the Company's consolidated financial statements. Costs allocated to research and development assets with alternative future uses totaling $370,000 were capitalized, and the remaining $2,190,000 of acquired in-process research and development costs were expensed during the year ended March 31, 2000. The research and development assets are included in goodwill and are being amortized over 7 years.

      The fair value of assets acquired and liabilities assumed in the acquisition is as follows:

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

       Cash                                                     $1,123,446
       Accounts receivable, net                                    992,719
       Inventory                                                 1,577,244
       Other assets                                                 48,319
       Property and equipment                                      134,009
       Acquired in-process research and development              2,190,000
       Goodwill and other intangibles                            3,033,093

       Fair value of liabilities assumed:
         Accounts payable                                        1,496,159
         Accrued expenses and other                                857,713
                                                                ----------
       Cash paid                                                $6,744,958
                                                                ==========

      The following unaudited pro forma summary for the year ended March 31, 1999 presents the results of operations of the Company as if the acquisition of Fox and PixelVision had occurred at the beginning of the 1999 fiscal year. For the year ended March 31, 2000, the pro forma summary presents the results of operations of the Company as if the acquisition of PixelVision had occurred at the beginning of the 2000 fiscal year. Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective fiscal years, or of results which may occur in the future.

                                                        1999          2000
                                                       -------      --------
       Net sales (in thousands)                        $90,013      $128,530
       Net income (in thousands)                       $13,330      $ 19,673
       Earnings per share - diluted                    $   .68      $    .96

      Pro forma earnings per share for the years ended March 31, 1998, 1999, and 2000 is calculated by dividing pro forma net income by the weighted average shares outstanding of 18,918,057, 19,713,600 and 20,538,146, respectively.

5.    Inventories

      A summary of inventories at March 31, 1999 and 2000 is as follows:

                                                        1999            2000
                                                      ----------    -----------
       Raw materials                                  $5,672,650    $ 7,122,308
       Work in process                                   490,090        471,043
       Finished goods                                  1,284,512      3,647,284
                                                       ---------      ---------
                                                      $7,447,252    $11,240,635
                                                      ==========    ===========

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

6.    Investments

      The cost and approximate market values of short-term investments and available-for-sale securities at March 31, 1999 and 2000 are as follows:


                                                              Gross         Gross      Estimated
                                             Amortized      Unrealized    Unrealized     Market
                                                Cost          Gains         Losses       Values
                                            -----------    -----------    ----------   -----------
       1999
         U.S. Treasury bills                $42,000,778                                  $42,000,778
         Marketable equity securities         3,114,432      $157,841     $(341,869)       2,930,404
                                            -----------      --------     ---------      -----------
                                            $45,115,210      $157,841     $(341,869)     $44,931,182
                                            ===========      ========     =========      ===========

       2000
         U.S. Treasury bills                $48,480,653                                  $48,480,653
         Marketable equity securities         3,482,006      $ 73,269     $(545,831)       3,009,444
                                            -----------      --------     ---------      -----------
                                            $51,962,659      $ 73,269     $(545,831)     $51,490,097
                                            ===========      ========     =========      ===========

      All debt instruments with fixed maturities at March 31, 1999 and 2000 are due in one year or less.

      Gross realized gains on the sale of investments available for sale were approximately $704,000, $1,375,000 and $2,810,000 in 1998, 1999, and 2000,
      respectively. Gross realized losses were approximately $341,000, $1,111,000, and $2,075,000 in 1998, 1999, and 2000, respectively.

      Investments which do not have a readily determinable fair value and which are carried at cost totaled $5,006,896 at March 31, 2000.

7.    Property Held for Lease

      In January 2000, the Company purchased its former headquarters building in Huntsville, Alabama and executed a five year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees. Rental income totaled $12,000 for the year ended March 31, 2000. There was no rental income for the years ended March 31, 1998 and 1999.

      A summary of property held for lease at March 31, 2000 is as follows:

       Building                                               $1,639,225
       Accumulated depreciation                                  (46,004)
                                                              -----------
                                                              $1,593,221
                                                              ==========

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      Minimum future rentals on noncancelable operating leases are approximately as follows:

        Year ending March 31:
        ---------------------
          2001                                                  $  196,333
          2002                                                     221,200
          2003                                                     221,200
          2004                                                     221,200
          2005                                                     221,200
          Thereafter                                                36,867
                                                                ----------
                                                                $1,118,000
                                                                ==========

8.    Property, Plant and Equipment

      Property, plant and equipment consists of the following at March 31, 1999 and 2000:

                                                     1999            2000
                                                 -----------      -----------
        Land and land improvements               $ 1,733,071      $ 1,735,171
        Building                                   6,718,481        6,751,659
        Computer software and equipment            2,896,437        3,466,859
        Other equipment                            3,729,948        4,736,462
        Construction in progress                      18,435          208,100
                                                 -----------      -----------

                                                  15,096,372       16,898,251
        Less accumulated depreciation             (2,544,260)      (4,416,312)
                                                 -----------      -----------
                                                 $12,552,112      $12,481,939
                                                 ===========      ===========

9.    Intangibles

      Intangible assets as of March 31, 1999 and 2000 consist of the following:


                                                                               1999            2000
                                                                            ----------     -----------
        Trademarks and patents                                              $1,017,088    $ 1,463,921
        Acquisition costs                                                       57,866      1,054,042
        Goodwill and other                                                   3,204,052      5,729,443
                                                                            ----------     -----------
          Total intangible assets                                            4,279,006      8,247,406
        Less accumulated amortization                                         (569,294)     (1,686,931)
                                                                            ----------     -----------
          Intangible assets, net of accumulated amortization                $3,709,712     $ 6,560,475
                                                                            ==========     ===========

10.    Short-Term Borrowings

      At March 31, 1999 and 2000, the Company had $16,000,000 and $23,000,000,
      respectively, outstanding under short-term notes payable bearing interest at the bank's prime rate (7.25% and 7.64% at March 31, 1999 and 2000, respectively). Corresponding amounts of U.S. treasury bills are pledged as collateral for the notes payable. The amounts outstanding at March 31, 1999 and 2000 were repaid on April 1, 1999 and April 3, 2000, respectively.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

      The Company has a bank line of credit which provides for borrowings of up to $7,500,000. Interest on outstanding advances was payable monthly at LIBOR plus 2.5% at March 31, 1999 and 2000 (7.44% and 8.63% at March 31, 1999 and 2000, respectively). The line of credit is collateralized by the Company's accounts receivable, inventories, and certain intangible assets and is due on demand. The line of credit expires August 10, 2000. The Company had no amounts outstanding on the line of credit at March 31, 1999 or 2000.

11.   Income Taxes

      The provision (benefit) for income taxes for the years ended March 31, 1998, 1999, and 2000 is comprised of the following:


                                                   1998           1999           2000
                                                ----------    -----------    -----------
        U. S. operations:
          Current:
            Federal                             $4,326,000    $ 5,823,000    $ 8,675,180
            State                                  481,000        651,000        832,953
                                                ----------    -----------    -----------
                                                 4,807,000      6,474,000      9,508,133
                                                ----------    -----------    -----------
          Deferred:
            Federal                               (468,000)    (1,233,000)    (1,020,067)
            State                                  (52,000)      (137,000)      (104,304)
                                                ----------    -----------    -----------
                                                  (520,000)    (1,370,000)    (1,124,371)
                                                ----------    -----------    -----------
        Total U. S. operations tax provision     4,287,000      5,104,000      8,383,762
        Total foreign operations tax provision     220,549        720,222      1,321,117
                                                ----------    -----------    -----------
                 Total provision                $4,507,549    $ 5,824,222    $ 9,704,879
                                                ==========    ===========    ===========

        The provision for federal income taxes differs from the amount computed by applying the statutory rate to taxable income as follows:


                                                                   1998           1999           2000
                                                                -----------    -----------    -----------
        Computed "expected" federal income tax expense          $ 2,746,711    $ 6,389,790    $ 9,970,727
        Add (deduct):
          CIC foreign sales corporation income                      (22,473)       (21,174)       (29,975)
          State income tax deduction                               (145,860)      (308,457)      (257,543)
          Change in valuation allowance                           2,352,500       (157,000)      (157,000)
          Tax effect resulting from foreign activities           (1,025,935)    (1,287,289)    (2,175,223)
          Expenses related to pending merger with Apex                                            317,152
          Other                                                     (46,943)       (25,870)       (13,025)
                                                                -----------    -----------    -----------
                                                                $ 3,858,000    $ 4,590,000    $ 7,655,113
                                                                ===========    ===========    ===========

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
--------------------------------------------------------------------------------

      The components of the deferred income tax assets and liabilities at March 31, 1999 and 2000 are as follows:

                                                                  1999            2000
                                                             -----------       -----------
Current deferred income tax asset:
  Allowance for doubtful accounts                            $   346,700       $   565,610
  Liability for sales and warranty returns                     1,047,000         1,030,535
  Accrued vacation                                                   200            74,599
  Inventory                                                      444,400         1,013,355
                                                             -----------       -----------
                                                             $ 1,838,300       $ 2,684,099
                                                             ===========       ===========

Net noncurrent deferred income tax asset (liability):
  Accumulated depreciation                                   $  (101,000)      $  (140,596)
  Foreign subsidiary intangibles and other                     2,195,500         2,038,500
  Acquired in-process research and development expenses          667,700         1,519,569
  Other                                                          265,524           500,514
                                                             -----------       -----------
                                                               3,027,724         3,917,987
Less valuation allowance                                      (2,195,500)       (2,038,500)
                                                             -----------       -----------
                                                             $   832,224       $ 1,879,487
                                                             ===========       ===========


      As discussed in Note 4, the Company expensed $4,705,000 of acquired in process research and development costs during the year ended March 31, 1998 in connection with the acquisition of Polycon. For German tax purposes, the amount was capitalized as part of goodwill and will be amortized over 15 years. The Company has a full valuation allowance recorded against this asset at March 31, 1999 and 2000. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its German operations.

12.    Shareholders' Equity

      Preferred Stock - The Company has 5,000,000 shares of $.001 per value preferred stock authorized and no shares issued and outstanding at March 31, 1999 or 2000.

      Common Stock - The Company has 50 million shares of $.001 par value common stock authorized. The Company has repurchased shares of common stock from time-to-time under authorization from its Board of Directors. There is no active stock buy-back program at March 31, 2000.

      The Company declared 3-for-2 stock splits on March 31, 1998, November 13, 1998, and January 18, 2000. All capital stock and stock option information included in the consolidated financial statements and notes thereto gives retroactive effect to the splits.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------
13.   Earnings Per Share

      A summary of the calculation of basic and diluted earnings per share for the years ended March 31, 1998, 1999, and 2000 is as follows:


                                                           Income           Shares       Per-Share
                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------   ---------
      For the Year Ended 1998
      -----------------------
        Basic EPS
        Income available to common shareholders          $ 3,571,013       18,390,240      $   0.19
        Effect of Dilutive Securities
        Stock options                                                         527,817
        Diluted EPS
        Income available to common shareholders and
          assumed conversions                            $ 3,571,013       18,918,057      $   0.19

      For the Year Ended 1999
      -----------------------
        Basic EPS
        Income available to common shareholders          $12,432,321       18,737,468      $   0.66
        Effect of Dilutive Securities
        Stock options                                                         976,132
        Diluted EPS
        Income available to common shareholders and
          assumed conversions                            $12,432,321       19,713,600      $   0.63

      For the Year Ended 2000
      -----------------------
        Basic EPS
        Income available to common shareholders          $18,782,912       19,162,814      $   0.98
        Effect of Dilutive Securities
        Stock options                                                       1,375,332
        Diluted EPS
        Income available to common shareholders and
          assumed conversions                            $18,782,912       20,538,146      $   0.91


      The following options were outstanding during the respective year but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year:


                                                   Options          Exercise
                                                   Granted           Price          Expiration
                                                   -------       --------------     ----------
        For the years ended March 31:
          1998                                      93,236        $5.93 - $7.11     2000 - 2005
          1999                                      19,421       $15.00 - $21.21    2003 - 2009
          2000                                      43,978       $24.13 - $37.45    2004 - 2010


Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------

14.   Commitments

      The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $401,000, $776,000, and $592,000 for the years ended March 31, 1998, 1999, and 2000, respectively. Minimum future rental payments under the noncancelable operating leases are approximately as follows:

                 Year ending March 31:
                    2001                                         $  601,000
                    2002                                            452,000
                    2003                                            421,000
                    2004                                            361,000
                    2005                                            343,000
                                                                 ----------
                                                                 $2,178,000
                                                                 ==========
15.   Stock Options

      On July 10, 1995, the Company's shareholders adopted the 1995 Employee Stock Option Plan (the 1995 Plan). Under the 1995 Plan, options vest and are exercisable in twenty percent increments beginning one year from the date of grant and expire ten years from the date of grant. The Company set aside 949,218 shares of common stock for the 1995 Plan. During 1998, the shareholders approved 1,012,500 additional shares of common stock to be set aside for the 1995 plan.

      The Company's shareholders also approved options for 611,298 shares of common stock for the directors who are not employees of the Company under the Company's Directors' Compensation Equity Program (the Program). During 1995, the Company's shareholders approved changes to the Company's stock option plans whereby the Program was terminated and replaced by the 1995 Outside Directors Stock Option Plan (the 1995 Directors Plan). Under the 1995 Directors Plan, options vest and are immediately exercisable on date of grant. Options expire either (1) ninety days after the time the participant ceases to be a Director if the Director is terminated for cause or, (2) three years after the date of termination if such termination is due to retirement, permanent disability, or death. The Company has set aside 189,843 shares of common stock for the 1995 Directors Plan.

      In 1998, the Company adopted the Employee Stock Incentive Plan (the 1998
      Plan), whereby the Board of Directors may, from time to time, grant stock options to officers and key employees of the Company. The Company set aside 1,687,500 shares of common stock for the 1998 Plan. Vesting is determined by the Board of Directors at the time of grant. Both incentive stock options and nonqualified options are allowed under the 1998 Plan.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
--------------------------------------------------------------------------------
      Pertinent information regarding the plans is as follows:

                                                                                     Weighted
                                                                     Range of         Average
                                                      Number of      Exercise         Exercise       Vesting
                                                       Options         Prices           Price       Provisions
                                                     ----------    --------------    ----------     ----------
       Options outstanding, March 31, 1997            1,017,143     $0.53 - $7.11        $3.54          Various
       Options granted                                   25,313         $6.41            $6.41        100%/year
       Options granted                                  528,188     $4.30 - $7.74        $5.51         20%/year
       Options exercised                               (248,655)    $0.53 - $5.93        $0.78          Various
       Options forfeited                                 (4,050)        $5.93            $5.93         20%/year
                                                      ---------
       Options outstanding, March 31, 1998            1,317,939     $0.53 - $7.74        $4.90          Various
       Options granted                                   32,625     $9.48 - $15.50       $10.52        100%/year
       Options granted                                1,084,280     $7.71 - $21.21       $10.32         20%/year
       Options exercised                               (455,805)     $0.53 - $9.48        $4.82          Various
       Options forfeited                                (87,075)    $5.93 - $12.00        $9.47         20%/year
                                                      ---------
       Options outstanding, March 31, 1999            1,891,964     $0.79 - $21.21        $7.91          Various
       Options granted                                   15,000    $12.00 - $30.38       $21.19        100%/year
       Options granted                                  668,749    $12.00 - $37.45       $16.01          Various
       Options exercised                               (324,742)    $0.79 - $20.38        $6.16          Various
       Options forfeited                               (118,061)    $4.44 - $21.21       $11.30         20%/year
                                                      ---------
       Options outstanding, March 31, 2000            2,132,910     $3.78 - $37.45       $10.62          Various
                                                      ---------


      The following table summarizes information about stock options outstanding at March 31, 2000:



                                     Options Outstanding                   Options Exercisable
                            ---------------------------------------      -----------------------
                                           Weighted
                                            Average        Weighted                    Weighted
           Range of                        Remaining        Average                     Average
           Exercise            Number     Contractual      Exercise        Number       Exercise
            Prices          Outstanding      Life            Price       Exercisable      Price
        ---------------     -----------   -----------      ---------     -----------   ---------
             $3.78             320,331        6.72          $ 4.55          77,006      $ 4.40
         $5.04 - $7.22         294,442        6.66          $ 5.71         118,875      $ 5.80
        $9.00 - $12.67       1,260,013        8.48          $10.47         212,051      $10.68
        $15.00 - $21.21         80,625        8.89          $18.59          13,875      $17.72
        $22.92 - $30.50        134,250        9.57          $24.78           7,500      $30.38
        $32.98 - $37.45         43,249        9.83          $34.77
                             ---------                                     -------
                             2,132,910                                     429,307
                             =========                                     =======

      The options above were issued with exercise prices which approximate fair value at the date of grant. At March 31, 2000, 969,263 shares are available for grant under the plans.

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

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
-------------------------------------------------------------------------------


                                                              1998          1999            2000
                                                           ----------    -----------    -----------
        Net income - as reported                           $3,571,013    $12,432,321    $18,782,911
        Net income - pro forma                             $3,074,098    $10,963,598    $16,116,891
        Diluted earnings per share - as reported           $      .19    $       .63    $       .91
        Diluted earnings per share - pro forma             $      .16    $       .56    $       .78

        The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                  1998            1999              2000
                                                             -------------     -------------     -------------
        Dividend yield                                             0                 0                 0
        Expected life (years)                                    3 - 5             3 - 5             3 - 5
        Expected volatility                                   44.2 - 45.7%      44.2 - 53.9%      44.2 - 53.9%
        Risk-free interest rate (range)                      5.98% - 6.35%     5.08% - 5.14%      5.91 - 5.98%

16.  Retirement Plans

      The Company has 401(k) savings and profit sharing plans covering substantially all employees. The Company will match 50% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled approximately $91,000, $120,000, and $277,000 for the years ended March 31, 1998, 1999, and 2000, respectively. The Company may also elect to make discretionary contributions as determined by its Board of Directors. The Company did not make discretionary contributions during the fiscal years ended March 31, 1998, 1999, or 2000.

17.   Contingencies

      The Company has certain contingent liabilities resulting from litigation enacted by Apex PC Solutions, Inc. (Apex). Apex contends in a lawsuit filed against the Company in the U.S. District Court in Seattle, Washington that the Company has infringed Patent No. 5,721,842. By mutual agreement and stipulation of APEX and the Company, the patent lawsuit was dismissed without prejudice. Patent validity issues raised in connection with the District Court lawsuit will now be heard before the U.S. Patent and Trademark Office. The parties jointly requested the District Court to urge accelerated consideration of these issues by the U.S. Patent and Trademark Office. At the conclusion of the U.S. Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. After extensive review of the claims at issue, management does not believe that any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

      The Company has also been involved from time to time in litigation in the normal course of its business. In the opinion of management, the Company is not aware of any other pending or threatened litigation matter that will have a material adverse effect on the Company's business, operations, financial condition, or cash flows.

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
--------------------------------------------------------------------------------

18.   Proposed Merger with Apex

      In March 2000, the Company announced a proposed merger with Apex, Inc.
      (Apex), a provider of server console management and switching technology. The Company and Apex (collectively "the companies") have entered into a merger agreement under which they have agreed to combine the two companies in a merger, resulting in a new combined corporation under a newly created parent registrant. On March 31, 2000, the newly created registrant and the companies filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. The companies are awaiting final approval of the merger by the shareholders of the respective companies.

19.   Segment Reporting

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

      The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for its reportable segments for the years ended March 31, 1998, 1999, and 2000 are summarized as follows:

                                                1998        1999         2000
                                               -------     -------     --------
                                                       (In Thousands)
        Net sales:
          Cybex - U.S.                         $43,040     $56,921     $ 89,112
          Cybex International                   10,235      26,471       34,809
          Less inter-company sales                (712)     (1,197)      (3,482)
                                               -------     -------     --------
                                               $52,563     $82,195     $120,439
                                               =======     =======     ========

        Gross profit:
          Cybex - U.S.                         $22,720     $30,426     $ 47,121
          Cybex International                    4,824      13,546       17,350
          Eliminations                              40         (79)          14
                                               -------     -------     --------
                                               $27,584     $43,893     $ 64,485
                                               =======     =======     ========

Cybex Computer Products Corporation
Notes to Consolidated Financial Statements
March 31, 1999 and 2000
--------------------------------------------------------------------------------

      The operational distribution of the Company's identifiable assets as of March 31, 1999 and 2000 are as follows:

                                                           1999      2000
                                                         --------   --------
                                                            (In Thousands)
           Assets:
             Cybex - U.S.                                $ 88,815   $122,039
             Cybex International                           16,678     21,510
                                                         --------   --------
               Total identifiable assets                  105,493    143,549

             Eliminations                                 (12,643)    (16,254)
                                                         --------   --------
               Total assets                              $ 92,850    $127,295
                                                         ========    ========

20.   Summarized Quarterly Financial Data (Unaudited)

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


                                                           Three Months Ended
(In Thousands, Except for Share Amounts)     ----------------------------------------------
                                             July 3,    October 2,   January 1,    March 31,
                                              1998         1998         1999         1999
                                             -------    ----------   ----------    --------
        Net sales                            $18,566      $19,600      $20,497      $23,532
        Gross profit                         $ 9,842      $10,466      $10,982      $12,603
        Operating income                     $ 3,945      $ 4,471      $ 4,364      $ 3,861
        Net income                           $ 2,808      $ 3,229      $ 3,533      $ 2,863
        Net income per share (1):
          Basic                              $   .15      $   .17      $   .19      $   .15
          Diluted                            $   .15      $   .17      $   .18      $   .14


                                                           Three Months Ended
(In Thousands, Except for Share Amounts)     ----------------------------------------------
                                             July 2,    October 1,   December 31,  March 31,
                                              1999          1999        1999         2000
                                             -------    ----------   ----------    --------
        Net sales                            $24,300      $27,500      $34,049      $34,590
        Gross profit                         $13,101      $15,408      $17,560      $18,416
        Operating income                     $ 5,932      $ 7,230      $ 5,982      $ 7,753
        Net income                           $ 4,248      $ 5,023      $ 4,326      $ 5,186
        Net income per share (1):
          Basic                              $   .22      $   .26      $   .23      $   .27
          Diluted                            $   .21      $   .25      $   .21      $   .25


(1) The net income per share for each quarter within a fiscal year does not necessarily equal the net income per share for the particular fiscal year due to variations in the estimated value of Company's common stock during the year and the effect these variations had on the shares outstanding calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

   The following table sets forth certain information with respect to the Company's Directors.


                                       Principal Occupation and                               Director
    Name                      Age      All Positions with the Company                          Since
    ----                      ---      -------------------------------                        --------
    Stephen F. Thornton        60      Chairman of the Board, President and Chief Executive     1984
                                          Officer and Director

    Remigius G. Shatas         52      Executive Vice President - Special Projects and          1981
                                          Secretary (resignation from position effective
                                          May 8, 2000) and Director

    Doyle C. Weeks             54      Executive Vice President - Group Operations and          1998
                                          Business Development and Director

    Douglas E. Pritchett       44      Senior Vice President - Finance, Chief Financial         1995
                                          Officer, Treasurer and Assistant Secretary
                                          and Director

    David S. Butler            58      Director                                                 1984

    John R. Cooper             52      Director                                                 1998



   Stephen F. Thornton has been Chairman of the Board of the Company since 1987 and President and Chief Executive Officer of the Company since 1984. From 1981 to 1984, Mr. Thornton was President of Schiller Industries, an ultra precision machining, specialty cable and laser scanning company in the aerospace industry. Mr. Thornton also serves as a director of First Commercial Bank of Huntsville.

   Remigius G. Shatas served as Executive Vice President of Special Projects and Secretary of the Company from April 1999 to May 2000. Effective May 2000, Mr. Shatas resigned as a director of the Company to serve as Chief Executive Officer of CyCom LLC. Mr. Shatas will remain a Director of the Company. See "Recent Developments." Mr. Shatas served as Executive Vice President - Technology and Acquisitions and Secretary of the Company from April 1997 to April 1999, as Senior Vice President, Chief Technical Officer and Secretary of the Company from 1995 to 1997 and as Chief Technical Officer, Secretary and Treasurer of the Company from 1984 to 1995.

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

Executive Officers

   The following table sets forth certain information with respect to the Company's executive officers:


                                                                                                      Officer
     Name                         Age      Principal Occupation                                        Since
     ----                         ---      --------------------                                       --------
     Stephen F. Thornton           60      Chairman of the Board, President and Chief Executive         1984
                                              Officer and Director

     Remigius G. Shatas (1)        52      Executive Vice President - Special Projects and Secretary    1981
                                              and Director

     Doyle C. Weeks                54      Executive Vice President - Group Operations and Business     1995
                                              Development and Director

     Douglas E. Pritchett          44      Senior Vice President - Finance, Chief Financial Officer,    1998
                                              Treasurer and Assistant Secretary and Director

     R. Byron Driver               59      Senior Vice President -- Operations and Chief Operating
                                              Officer                                                   1992

     Christopher L. Thomas         44      Senior Vice President of Engineering                         1996

     Gary R. Johnson               50      Senior Vice President of Sales                               1996

     Victor Odryna                 42      Senior Vice President - Corporate Strategic Marketing        2000

     Kieran MacSweeney             42      Managing Director - International Operations                 2000


(1) Mr. Shatas resigned as an officer of the Company effective May 2000. See "Business - Recent Developments."

        Biographical information for Messrs. Thornton, Shatas, Weeks and Pritchett is set forth above under this Item, "Directors and Executive Officers of the Registrant -- Directors."

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

        Gary R. Johnson has been Senior Vice President of Sales since April 1997, was formerly Vice President of Sales Channel Development from March 1996 to March 1997. From May 1986 to February 1996, he was the owner of Sales and Marketing Solutions, Inc.

        Victor Odryna was appointed Senior Vice President of Corporate Strategic Marketing for Cybex in March 2000. Mr. Odryna was founder and Chief Executive Officer of PixelVision Technology Inc. from 1991 until October 1999 when PixelVision was acquired by Cybex. From 1989 to 1991, Mr. Odryna served as a Senior Consulting Engineer for Graphics and Display Technology at Hewlett-Packard Corporation, a developer and producer of engineering workstations. From 1983 to 1989 he was employed by Apollo Computer, which was acquired by Hewlett-Packard. As Senior Consulting Engineer for Graphics and Display Technology, Mr. Odryna received a BSEE degree and MSCS degree from the University of Connecticut.

        Kieran MacSweeney has been Managing Director of International Operations since joining the Company in 1996. From January 1992 to October 1996, Mr. MacSweeney was general manager of the European distribution facility of Maidenform International Ltd., a maker of women's apparel.

General

        A Board of Directors consisting of no less than three and no more than 15 persons is authorized by the Company's Bylaws. The present Directors were elected to the Board of Directors of the Company during Fiscal 2000 by the shareholders. Oscar L. Pierce served on the Board of Directors until the end of the second quarter. Executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. The executive officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish the Company with copies of all
Section 16(a) reports they file. There are specific due dates for these reports, and the Company is required to report any failure to file reports as required during Fiscal 2000. Based upon a review of these filings, the Company believes that the reporting and filing requirements relating to ownership of Common Stock were complied with during all of Fiscal 2000.

Item 11. Executive Compensation.

Executive Compensation - General

        The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1998, 1999 and 2000.


                                                                                 Long-Term
                                                                                Compensation
                                                                                ------------
                                                        Annual                     No. of
                                                     Compensation                Securities
                                            --------------------------------     Underlying      All Other
Name/Position                               Year      Salary         Bonus        Options(1)   Compensation(2)
-------------                               ----      --------      --------     -----------   ---------------
Stephen F. Thornton                         2000      $250,000      $317,650      $ 45,000      $  6,773
Chairman of the Board,                      1999       185,015        51,953        67,500         6,303
Chief Executive Officer and President       1998       165,150        89,800        50,625         5,055

Doyle C. Weeks                              2000       175,000       222,400        37,500         6,470
Executive Vice President -                  1999       135,857        38,521        68,593         3,604
Group Operations and                        1998       115,150        97,588        33,750         3,826
Business Development

Douglas E. Pritchett                        2000       150,000       190,650        22,500         4,947
Senior Vice President - Finance,            1999        69,058        24,712        56,250         1,225
Chief Financial Officer, Treasurer and      1998            --            --            --            --
Assistant Secretary and Director

Remigius G. Shatas                          2000       150,000       168,150        15,000         6,265
Executive Vice President of                 1999       139,610        42,150        33,750         4,013
Special Projects and Secretary              1998       139,650        75,921        42,187         3,712

Gary R. Johnson                             2000       136,000       159,270        15,000         3,922
Senior Vice President of Sales              1999       112,008        52,097        84,375         3,640
                                            1998       100,150        75,890            --         2,214



(1) The amounts listed in this column represent the number of securities underlying options after taking into account the 3- for-2 stock splits effected by the Company on April 28, 1998, December 15, 1998 and February 18, 2000, as a 50% stock dividend.
(2) The amounts listed in this column represent for 2000, 1999 and 1998, respectively: (i) employer contributions to the Company's 401(k) Retirement
     Plan: Stephen F. Thornton, $2889, $2,723 and $1,843; Doyle C. Weeks, $5,242, $2,422 and $2,728; Douglas E. Pritchett, $3,719, $935 and 0;
     Remigius G. Shatas, $5,037, $2,833 and, $2,502; and Gary R. Johnson, $2,758, $2,585 and $1,184; and (ii) life insurance premiums: Stephen F. Thornton, $3,340, $3,036 and $2,638; Doyle C. Weeks, $684, $638 and $524;
     Douglas E. Pritchett, $684 and $154 and 0; Remigius G. Shatas, $684, $636 and $636; and Gary R. Johnson, $620, $511 and $456; and (iii) disability insurance premiums: Stephen F. Thornton, $544, $544 and $574; Doyle C. Weeks, $544, $544 and $574; Douglas E. Pritchett, $544 and $136 and 0; Remigius G.
     Shatas, $544, $544 and $574; and Gary R. Johnson, $544, $544 and $574.

Option Grants in Fiscal 2000

   The following table sets forth certain information concerning individual grants of stock options made during Fiscal 2000 to certain of the Named Executive Officers:

                                                                                             Potential Realizable
                              Number of                                                        Value at Assumed
                              Securities      $ of Total                                        Rates of Stock
                              Underlying        Options       Exercise                       Price Appreciation for
                              Options          Granted to     or Base                          Option Terms(2)
                              Granted         Employees in     Price      Expiration         ----------------------
          Name                 (#)(1)          Fiscal Year   ($/Share)       Date             5%($)        10%($)
          ----                ---------      -------------   ---------    -----------        -------      --------
    Stephen F. Thornton        45,000            6.58%         12.00         4/23/09         339,603      860,621
    Doyle C. Weeks             37,500            5.48%         12.00         4/23/09         283,003      717,184
    Douglas E. Pritchett       22,500            3.29%         12.00         4/23/09         169,802      430,310
    Remigius G. Shatas         15,000            2.19%         12.00         4/23/09         113,201      286,874
    Gary R. Johnson            15,000            2.19%         12.00         4/23/09         113,201      286,874


(1) The amounts listed in this column represent the number of securities underlying options after taking into account the Stock Split. All options outstanding were issued under the Company's 1998 Employee Stock Incentive Plan. Options are exercisable 25% per year commencing on the grant date, with the exception of Stephen F. Thornton. All options granted to Stephen
     F. Thornton under the 1998 Stock Incentive Plan became immediately exercisable on the date of grant.

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

Option Exercises and Year-End Values

    The following table sets forth certain information concerning the exercise of stock options during Fiscal 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.


                                                               Number of       Number of        Value of      Value of
                                                               Securities      securities     unexercised    unexercised
                                   Shares                      Underlying      underlying       in-the-        in-the-
                                  Acquired                    Unexercised     unexercised       money          money
                                    on            Value        Options at      options at     options at     options at
                                  exercise      realized       FY-end (#)      FY-end (#)     FY-end ($)     FY-end ($)
       Names                        (#)           ($)          Exercisable   unexercisable   Exercisable   unexercisable
                                  --------      ---------      -----------   -------------   -----------   -------------
      Stephen F. Thornton              --             --         80,277        104,625        2,236,259      3,154,739
      Doyle C. Weeks               36,562        975,076         34,725        123,499        1,007,950      3,591,362
      Douglas E. Pritchett             --             --         16,875         61,875          466,172      1,720,547
      Remigius G. Shatas           52,686        466,053             --         80,438              --      2,431,102
      Gary R. Johnson              50,625      1,194,845         20,625        129,375          646,015      3,852,732

401(k) Retirement Plan

   The Company maintains a retirement plan pursuant to Section 401(k) of the Code, which requires, subject to certain limited exceptions, three months of service and a minimum of 1,000 hours worked annually to become a participant in the plan. The Company will match 50% of an employee's contributions up to 6% of the employee's compensation. The Company's expense for matching contributions totaled $58,088, $86,834, and $201,128 for Fiscal 1998 Fiscal 1999, and Fiscal 2000, respectively.

   The Company may make discretionary contributions to the plan in an amount determined annually by the Board of Directors. The Company elected to make no discretionary contributions to the plan for Fiscal 1998, Fiscal 1999 and Fiscal 2000. Company contributions are allocated to each participant on the basis of compensation. Participants may make contributions to the plan on a payroll deduction basis, and the Company may make matching contributions on behalf of each participant. A separate salary reduction account and matching employer contribution account are maintained for each participant. All accounts are vested at retirement, death, or disability. Upon any other termination of employment, matching and discretionary contributions are vested after the fifth year of service. Subject to certain restrictions and tax penalties, participants may make early withdrawals from their salary reduction accounts.

   The Company also maintains a defined contribution plan for employees of its wholly owned subsidiary, Cybex International. The contribution plan provides for employer contributions of 5% of employee base salary and permits voluntary employee contributions of 5% of base salary. All employee contributions vest immediately upon contribution, and employer contributions vest ratably over five years. For Fiscal 1999 and Fiscal 2000, the Company contributed $33,204 and $75,399, respectively, to the contribution plan.

Employment and Confidentiality Agreements

Employment Agreements

   Each of the Named Executive Officers of the Company is a party to an Employment and Noncompetition Agreement. Each Employment Agreement is effective as of July 1, 1999, and has a five-year term. Under each Employment Agreement, the employee receives an annual base salary, subject to annual increases at the discretion of the Compensation Committee (not less than the annual cost of living increase percentage), and is entitled to receive an annual bonus at the discretion of the Compensation Committee and to participate in the

Company's stock option plans and all other benefit programs generally available to executive officers of the Company.

   Under the terms of the Employment Agreements, Mr. Thornton and Mr. Shatas have each agreed that during the term of his employment with the Company and for a term of 18 months thereafter, he will not compete, without the prior written consent of the Company, with the Company by engaging in any capacity in any business which is competitive with the business of the Company. Messrs. Weeks, Pritchett and Driver have agreed not to compete with the Company for a period of 12 months after termination of employment with the Company.

   Under the terms of the Employment Agreements, the Company may terminate an executive's employment for "cause," which includes acts of (i) willful dishonesty, fraud, or deliberate injury or attempted injury to the Company or
(ii) the executive's willful material breach of the Employment Agreement which has resulted in material injury to the Company, in which event, the executive shall receive salary, bonus, and other benefits through the date of termination. Under the terms of the Employment Agreements, if a participating executive is terminated by the Company without cause, he is entitled to receive his accrued salary, earned bonus and other benefits through the date of termination. In addition, Messrs. Thornton and Shatas would each receive severance compensation equal to his base salary for a period of 18 months following the date of termination and an amount equal to his average annual bonus during the two years immediately preceding his termination. Messrs. Weeks, Pritchett and Driver would each receive severance compensation equal to his base salary for a period of 12 months following the date of termination and an amount equal to the average annual bonus received during the two years immediately preceding his termination. At the executive officer's election, he may receive a lump sum severance amount equal to the present value of such severance payments (using a discount rate equal to the 90-day Treasury bill interest rate in effect on the date of delivery of such election notice). The executive officers are also entitled to accelerated vesting of any award granted under stock option plans upon termination without cause.

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

Compensation Committee Report

        Introduction. This report of the Compensation Committee of the Board of Directors discusses the compensation policies and the basis for the compensation paid to the Company's executive officers and to Stephen F. Thornton, the Company's President, Chief Executive Officer and Chairman of the Board, during the fiscal year ended March 31, 2000.

        The Company's policy with respect to executive compensation has been designed to (i) adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company, (ii) reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term shareholder value of the Company; and (iii) align the interest of executive officers with those of the Company's shareholders with respect to short-term operating results and long-term increases in the price of the Company's Common Stock.

        The components of compensation paid to executive officers consist of (i) base salary, (ii) incentive compensation in the form of an annual bonus, (iii) long-term incentive compensation in the form of options awarded by the Company under the 1995 Employee Stock Option Plan, (iv) long-term incentive compensation in the form of options or shares of restricted stock awarded by the Company under the 1998 Employee Stock Incentive Plan, (v) amounts paid on behalf of executives under the Company's 401(k) Plan and (vi) certain other benefits provided to executive officers.

        The Compensation Committee establishes the general compensation policy for the Company and has the responsibility for approving cash compensation and increases in compensation paid to executive officers of the Company. The Compensation Committee also administers the Company's 1995 Employee Stock Option Plan and the 1998 Employee Stock Incentive Plan (collectively, the "Incentive Plans"). The Compensation Committee selects the individuals who will receive awards under the Incentive Plans and determines the timing, pricing and amounts of options or shares of restricted stock granted under the Incentive Plans, each in accordance with the terms of the respective Incentive Plan. The Compensation Committee consists of three non-employee directors of the Company. The Board of Directors of the Company is responsible for determining annual contributions by the Company under the Company's 401(k) Plan.

        The Company's executive compensation program has historically emphasized the use of incentive based compensation to reward members of senior management for the achievement of short-term operating goals and for increasing the long-term shareholder value of the Company, and the Compensation Committee intends to continue that policy. Annual bonus payments are discretionary and are related primarily to the operating performance of the Company, in general, and the executive, in particular. The Company believes that its compensation policies reward management when the Company and its shareholders have benefited from short-term operating results and long-term increases in the price of the Company's Common Stock.

        Executive officers are rewarded based upon corporate performance, business unit performance and individual performance. Corporate performance and business unit performance are evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as profitability, performance relative to competitors, timely product enhancements, new product introductions and new product acquisitions. Individual performance is evaluated by reviewing organizational and management development progress against set objectives and the degree to which teamwork and Company values are fostered.

        Compensation Vehicles. The Company has had a long and successful history of using a simple total compensation program that consists of cash-based and equity-based compensation. Having a compensation program that allows the Company to successfully attract and retain key employees permits it to provide useful products and services to customers, enhance shareholder value, motivate technological innovation, foster teamwork, and adequately reward employees.

        Base Salary. Each year, the Compensation Committee reviews and approves the base salaries paid by the Company to the executive officers. All of the Named Executive Officers executed employment agreements with the Company. These employment agreements provide for a base salary for each executive officer. At its meeting on May 2, 2000, the Compensation Committee reviewed base salaries of executive officers and the performance of the executive officers and the Company against the targets and expectations set for the year. The Compensation Committee approved increases in the base salaries of all executive officers of the Company for Fiscal 2001 in amounts that the Compensation Committee believed would provide base salaries commensurate with executive officers performing comparable services for comparable companies based on the results achieved in Fiscal 2000. The Compensation Committee believes that base salaries earned by the Company's executive officers have historically been reasonable in relation to the Company's performance.

        Annual Bonus. The compensation plan for the Company's executive officers contemplates consideration of discretionary annual bonuses. The annual bonus is designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Compensation Committee adopted a bonus program for senior executive officers of the Company designed to award bonuses to the senior executives based upon the achievement of certain financial goals. The bonus program is divided into two elements. The first element is based on the achievement of certain sales and net income goals. In particular, the bonus program awards a 10% bonus if a specific revenue target is achieved and an additional 10% bonus if a specific earnings per share target is achieved, excluding mergers, acquisitions and reorganizations during the fiscal year. Both of these targets were achieved in Fiscal 2000.

        The second element is determined by comparing the closing stock price on the last day of the prior year to the highest sustained closing price during the year (determined by selecting the highest closing price which was equaled or exceeded for twenty consecutive trading days during the fiscal year). The change in stock price is measured by selecting the highest of the lowest reported closing prices for the Common Stock for each twenty day trading period during the fiscal year. A cash bonus equal to two percent (2%) of base salary is paid to each executive officer of the Company for each five percent (5%) increase in the market price of the Common Stock at March 31 of the current fiscal year, as compared to the market price of the Common Stock at March 31 of the prior fiscal year. Similarly, a reduction in the market price of the Common Stock reduces the bonus under the first element by an amount equal to two percent (2%) of base salary for each five percent (5%) decrease in the market price of the Common Stock. Under this formula, the price of the Common Stock appreciated 230.31% from March 31, 1999 to March 31, 2000. The Compensation Committee contemplates that this portion of the bonus for Fiscal 2001 will be calculated by comparing the highest sustained closing price during Fiscal 2000 to the highest sustained closing price during Fiscal 2001.

        If the total bonus earned in the fiscal year via the two elements described is less than 30%, the executive officers can earn additional bonuses up to a maximum total bonus of 30% if the Company's earnings per share ("EPS") exceeds the specific earnings per share target. For each 1% that actual EPS exceeds targeted EPS, an additional 2% bonus is earned.

        On May 2, 2000, the Compensation Committee authorized the payment of bonuses to its executive officers and staff employees based upon their respective performance and contribution toward the attainment of the goals of the Company for Fiscal 2000. During Fiscal 2000, the goals of the Company were to increase net sales and net income, introduce new products, introduce enhancements to existing products, expand the Company's customer base, expand its manufacturing, marketing and distribution facilities in Europe, increase international sales, and increase the coverage of the Company by analysts. Substantially all of its goals for Fiscal 2000 were achieved, including the specific revenue and earnings per share targets. The Compensation Committee evaluated the performance of each executive officer and concluded that the successful performance of the Company during Fiscal 2000 was due largely to the efforts of all of the executive officers. The amount of the bonuses for the executive officers was based on the achievement of the financial goals by the Company in Fiscal 2000 as set out in the bonus program and bonuses for other employees were based upon a subjective assessment of the performance of the Company during Fiscal 2000 and the individual performance of such employees as compared with the Company's and the employee's goals for the year.

        Because both targets set under the first element of the executive bonus plan were achieved, the Compensation Committee approved a 20% bonus to the Named Executive Officers under the first element of the plan. The increase in the price of the Common Stock during Fiscal 2000 resulted in a bonus for the Named Executive Officers for Fiscal 2000 under the second element of the plan of 92%. Therefore, the total bonus percentage for all elements under the plan was 112% for Fiscal 2000. The Compensation Committee approved the payment of bonuses to all Named Executive Officers.

        In addition, the Compensation Committee had established a bonus goal for certain executive officers of 5% for each qualified analyst that begins to follow the Company. The definition of who constitutes a qualified analyst is made by the Compensation Committee. Based upon the results achieved during Fiscal 2000, the Compensation Committee awarded additional bonuses of 15% of base salary to each of Stephen F. Thornton, Doyle C. Weeks and Douglas E. Pritchett and 5% of base salary to Gary R. Johnson.

        Incentive Compensation. The purpose of the Company's Incentive Plans is to provide additional incentives to employees to work to maximize shareholder value. The Company also recognizes that a stock incentive program is a necessary element of a competitive compensation package for its employees. The Plan utilizes vesting periods to encourage key employees to continue in the employ of the Company and thereby acts as a retention device for key employees. The Company believes that the program encourages employees to maintain a long-term perspective. The Company grants stock options annually to a broad-based group of the total employee population. For Fiscal 2000, the Company granted options to purchase 240,000 shares of Common Stock to certain key employees, of which options to purchase shares were granted to the Named Executive Officers as follows: 45,000 to Stephen F. Thornton, 37,500 to Doyle C. Weeks, 22,500 to Douglas C. Pritchett, 15,000 to Remigius Shatas and 15,000 to Gary R. Johnson.

        In determining the size of an option award for an executive officer, the Compensation Committee's primary considerations are the "grant value" of the award and the performance of the officer measured against the same performance criteria described above under "Introduction" which is used to determine salary. In addition to considering the grant value and the officer's performance, the Committee also considers the number of outstanding unvested options which the officer holds and the size of previous option awards to that officer. The Company does not assign specific weights to these items. Options to purchase shares of the Company's Common Stock are generally at the fair market value of such shares as reported by the NASDAQ Stock Market on the date of grant. Under the terms of the Incentive Plans, the Compensation Committee has sole authority, within the terms of the Incentive Plans, to select the employees who will be granted options under the Incentive Plans and to determine the timing, pricing and amount of options awarded. The Compensation Committee has adopted guidelines with respect to the granting of options under the Plan to employees upon their promotion to important managerial or supervisory classifications. These guidelines, which were developed over a number of years, are designed to reward employees upon promotion to important positions and to provide such employees with the opportunity to share in increases in the long-term shareholder value of the Company in amounts that are consistent with their managerial responsibilities. The Compensation Committee believes that stock options granted under the Incentive Plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's Common Stock.

        CEO Compensation. Stephen F. Thornton has been President and Chief Executive Officer of the Company since 1984 and Chairman of the Board since 1987. The Compensation Committee used the same compensation policy described above for all employees to determine Mr. Thornton's Fiscal 2000 compensation. In setting Mr. Thornton's compensation, the Compensation Committee made an overall assessment of Mr. Thornton's leadership in achieving the Company's long-term strategic and business goals. Mr. Thornton's base salary reflects a consideration of both the Company's performance and Mr. Thornton's individual performance. The Company does not assign specific weights to these categories.

        In May 2000, the Compensation Committee increased Mr. Thornton's base salary from $250,000 to $275,000 and approved a bonus to Mr. Thornton of $317,650 for Fiscal 2000, which was approximately 127% of base salary and in accordance with the Company's bonus program for senior executive officers adopted by the Compensation Committee.

     Members of the Compensation Committee:

   David S. Butler
   John R. Cooper

Item 12. Security Ownership of Certain Beneficial Owners and Management.


   The following table sets forth information with respect to ownership of shares of the Company's Common Stock as of June 16, 2000, by (i) each of the Company's directors; (ii) the Company's chief executive officer ("CEO") and the Named Executive Officers, (iii) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, and (iv) all directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned.


                                                  Common Stock Beneficially Owned
                                             ----------------------------------------
   Name                                      Number of Shares(1)          % of Class
   ----                                      -------------------          -----------
   Stephen F. Thornton                          1,189,360 (2)                 6.08
   Remigius G. Shatas                             954,811 (3)                 4.91
   FMR Corporation                              1,250,250
   82 Devonshire Street
   Boston, MA 02109
   Gary R. Johnson                                114,375 (4)                  (*)
   David S. Butler                                231,461 (5)                 1.19
   R. Byron Driver                                 62,220 (6)                  (*)
   Doyle C. Weeks                                  71,319 (7)                  (*)
   Douglas E. Pritchett                            32,325 (8)                  (*)
   John R. Cooper                                  14,625 (9)                  (*)
   Chris Thomas                                    95,250 (10)                 (*)
   Kieran MacSweeney                               44,112 (11)                 (*)
   Victor Odryna                                       --                      (*)
   All executive officers and directors         2,809,858 (12)               14.13
     as a group (11 persons)


  (*) Less than 1%

    (1) The number of shares set forth in the table reflects the 3-for-2 stock splits effected by the Company on April 28, 1998, December 15, 1998 and February 18, 2000, as a 50% stock dividend.

    (2) Includes (i) 718,971 shares owned directly by Stephen F. Thornton (of which 114,027 shares are represented by exercisable options); (ii) 231,139 shares owned by Judy Thornton, his wife; and (iii) 239,250 shares held by the Thornton Family Limited Partnership, of which Mr. Thornton is a general partner and as to which he may be deemed to share voting and investment power.

    (3) Includes (i) 533,781 shares owned directly by Remigius G. Shatas; (ii) 7,593 shares owned by his wife; (iii) 75,937 shares held by Mr. Shatas's minor child, and (iv)337,500 shares held by Shatas Partners, Ltd., of which Mr. Shatas is a general partner and as to which he may be deemed to share voting and investment power.

    (4) All of the reported 114,375 shares are owned directly by Gary R. Johnson (of which 41,250 shares are represented by exercisable options).

    (5) Includes (i) 196,738 shares owned directly by David S. Butler (of which 24,374 shares are represented by exercisable options); (ii) 7,498 shares held by him in his 401(k) Plan; (iii) 225 shares held by him in his IRA; and (iv) 27,000 shares owned by his wife.

    (6) Includes (i) 62,052 shares owned directly by R. Byron Driver (of which 31,500 shares are represented by exercisable options); and (ii) 168 shares owned by his wife.

    (7) All of the reported 71,319 shares are represented by exercisable options.

    (8) Includes (i) 25,200 shares owned directly by Douglas E. Pritchett (of which 22,500 shares are represented by exercisable options); (ii) 6,975 shares held by him in his IRA; and (iii) 150 shares held by Mr. Pritchett's minor child.

    (9) Includes (i)13,125 shares represented by exercisable options; and (ii) 1,500 shares held by him in his IRA.

    (10) All of the reported 95,250 shares are represented by exercisable options.

    (11) All of the reported 44,112 shares are owned directly by Kieran MacSweeney (of which 44,000 shares are represented by exercisable options).

    (12) Includes 457,345 shares represented by exercisable options.

Item 13.  Certain Relationships and Related Transactions.

   There were no such transactions in Fiscal 2000.

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

        2.      Schedules to Financial Statements

        The financial statement schedules required by Regulation S-X are filed under Item 14(d) of this Annual Report on Form 10-K, as listed below:

                Schedules Supporting the Financial Statements

                Schedule II  -  Valuation and Qualifying Accounts

        3.      Exhibits

 Exhibit
 Number        Description
 -------       -----------

   2.1 Purchase and Sale Agreement by and between the Company, Cybex International and Edgar and Stephanie Elsner effective December 31, 1997 incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.2.1(b) to the Company's Current Report on Form 8-K filed January 14, 1998.

   2.2 Agreement and Plan of Reorganization by and between Apex Inc., Aegean Sea Inc. and the Company, dated March 8, 2000.

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

   10.1 Restated 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.2 to Registration Statement No. 33- 93124, and Amendment to 1989 Employee Incentive Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)- 32) to Exhibit No. 10.13 to Amendment No. 1 to Registration Statement No. 33- 93124.

   10.2 1995 Employee Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.3 to Registration Statement No. 33-93124.

   10.3 1995 Outside Directors Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10.4 to Registration Statement No. 33-93124.

   10.4 1998 Employee Stock Incentive Plan, incorporated by reference to Exhibit No. 10.7 (pursuant to the provisions of Rule 12(b)-32) to the Company's Annual Report on Form 10- K filed June 26, 1998.

   10.5 Smith Barney Shearson Flexible Prototype Nonstandardized 401(k) Plan Adoption Agreement #007 and Smith Barney Shearson Prototype Defined Contribution Plan Document #005 and Trust Agreement, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended March 31, 1997.

   10.6 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company, and Stephen F. Thornton, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q as filed on February 14, 2000

   10.7 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer Products Corporation, and Stephen F. Thornton, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.8 to Registration Statement on Form S-4 No. 333-33768

   10.8 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company and Doyle C. Weeks, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.2 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.9 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer Products Corporation, and Doyle C. Weeks, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.10 to Registration Statement on Form S-4 No. 333-33768

   10.10 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company, and Douglas E. Pritchett, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.3 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.11 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer Products Corporation, and Douglas E. Pritchett, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.8 to Registration Statement on Form S-4 No. 333-33768

   10.12 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company, and R. Byron Driver, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.4 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.13 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company, and Gary R. Johnson, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.5 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.14 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., the Company, and Christopher Thomas, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.6 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.15 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among the Company and Kieran MacSweeney, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.7 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   21(*)       List of Subsidiaries of the Company.

   23(*)       Consent of PricewaterhouseCoopers LLP

   27(*)       Financial Data Schedule for current period (for SEC use only).

   99 Registration Statement on Form S-4 No. 333-33768, as filed on March 31, 2000, and subsequent Amendment No. 1 to Registration Statement on Form S-4, as filed on May 11, 2000; Amendment No. 2 to Registration Statement on Form S-4, as filed on May 30, 2000; and Amendment No. 3 to Registration Statement on Form S-4, as filed on June 1, 2000.

(*) As filed herewith.

   THE COMPANY WILL FURNISH TO EACH SHAREHOLDER, UPON WRITTEN REQUEST, COPIES
OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: DOUGLAS E. PRITCHETT, SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER, CYBEX COMPUTER PRODUCTS CORPORATION, 4991 CORPORATE DRIVE, HUNTSVILLE, ALABAMA 35805.

(b) Current Reports on Form 8-K:

Current Report on Form 8-K, filed May 26, 2000, reporting the press release announcing the results of operations for the fourth fiscal quarter and year ended March 31, 2000.

(c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

(d)  Financial Statement Schedules

     Schedule II: Valuation and Qualifying Accounts

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

                        Report of Independent Accountants

To the Board of Directors
Cybex Computer Products Corporation
Huntsville, Alabama

Our audit of the consolidated financial statements referred to in our report dated May 4, 2000, except for Note 18, as to which the date is June 2, 2000 appearing in this Form 10-K of Cybex Computer Products Corporation also included an audit of the financial statement schedule listed in item 14(d) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Birmingham, Alabama
May 4, 2000

                                                                    Schedule II
Valuation and Qualifying Accounts
For the years ended March 31, 1998, 1999, and 2000


                                                             Charged     Charged
                                              Beginning         to           to                                        Ending
                                               Balance       Expenses     Accounts     Deductions(1)     Other(2)      Balance
                                             -----------   -----------   ---------     -------------   -----------   -----------
Year ended March 31, 1998:
  Allowance for doubtful accounts            $   350,837   $   717,721   $        --    $  (200,680)   $    95,205   $   963,083
  Allowance for inventory obsolescence           497,840       667,955            --             --        199,980     1,365,775
  Liability for sales and warranty returns       344,654     2,836,339    (2,395,373)            --             --       785,620
  Valuation allowance for income taxes                --     2,352,500            --             --                    2,352,500

Year ended March 31, 1999:
  Allowance for doubtful accounts                963,083       813,000            --       (437,220)            --     1,338,863
  Allowance for inventory obsolescence         1,365,775     1,139,746      (575,521)            --             --     1,930,000
  Liability for sales and warranty returns       785,620     5,680,332    (3,305,952)            --             --     3,160,000
  Valuation allowance for income taxes         2,352,500            --      (157,000)            --                    2,195,500

Year ended March 31, 2000:
  Allowance for doubtful accounts              1,338,863       619,727                     (351,433)       607,039     2,214,196
  Allowance for inventory obsolescence         1,930,000     1,919,151    (1,316,359)                      627,507     3,160,299
  Liability for sales returns                  2,347,000     2,406,665    (2,423,025)                      111,000     2,441,640
  Liability for warranty returns                 813,000     1,311,341    (1,268,981)                       60,000       915,360
  Valuation allowance for income taxes         2,195,500            --      (157,000)                                  2,038,500


(1) Deductions consist of specific accounts receivable written off against the allowance for doubtful accounts

(2)  Other consists of beginning balances from acquisitions

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cybex Computer Products Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYBEX COMPUTER PRODUCTS CORPORATION




Dated:  June 22, 2000                     By: /s/ Stephen F. Thornton
                                              ----------------------------------
                                              Stephen F. Thornton, Chairman of
                                              the Board of Directors, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)


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


 Signature                             Title                                             Date
 ---------                             -----                                             ----

/s/ Stephen F. Thornton               Chairman of the Board, President and Chief      June 22, 2000
----------------------------------    Executive Officer (Principal Executive
Stephen F. Thornton                   Officer)



/s/ Douglas E. Pritchett              Senior Vice President - Finance, Chief          June 22, 2000
----------------------------------    Financial Officer, Treasurer and Director
Douglas E. Pritchett                  (Principal Financial and Accounting Officer)



/s/ Doyle C. Weeks                     Executive Vice President, Group Operations     June 22, 2000
----------------------------------     and Business Development, and Director
Doyle C. Weeks



/s/ Remigius G. Shatas                 Director                                       June 22, 2000
----------------------------------
Remigius G. Shatas



/s/ David S. Butler                    Director                                       June 22, 2000
----------------------------------
David S. Butler



/s/ John R. Cooper                     Director                                       June 22, 2000
----------------------------------
John R. Cooper


EXHIBIT INDEX

 Exhibit                                                                           Sequential
 Number        Description                                                         Page Number
 -------       -----------                                                         -----------
   2.1         Purchase and Sale Agreement by and between the Company, Cybex
               International and Edgar and Stephanie Elsner effective December
               31, 1997 incorporated by reference (pursuant to the provisions of
               Rule 12(b)-32) to Exhibit No.2.1(b) to the Company's Current
               Report on Form 8-K filed January 14, 1998.

   2.2         Agreement and Plan of Reorganization by and between Apex Inc.,
               Aegean Sea Inc. and the Company, dated March 8, 2000.

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




 Exhibit                                                                           Sequential
 Number        Description                                                         Page Number
 -------       -----------                                                         -----------
   10.6        Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a
               Cybex Employment Services Co., the Company, and Stephen F.
               Thornton, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.1 of the Company's Quarterly
               Report on Form 10-Q as filed on February 14, 2000

   10.7 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer
               Products Corporation, and Stephen F. Thornton, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.8 to Registration Statement on Form S-4 No. 333-33768

   10.8 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a
               Cybex Employment Services Co., the Company and Doyle C. Weeks, incorporated by reference (pursuant to the provisions of Rule
               12(b)-32) to Exhibit 10.2 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.9 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer
               Products Corporation, and Doyle C. Weeks, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.10 to Registration Statement on Form S-4 No. 333-33768

   10.10 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a
               Cybex Employment Services Co., the Company, and Douglas E.
               Pritchett, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit 10.3 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.11 Amendment to Employment and Noncompetition Agreement dated as of March 7, 2000 by and among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex Employment Services Co., Cybex Computer
               Products Corporation, and Douglas E. Pritchett, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.8 to Registration Statement on Form S-4 No. 333-33768

   10.12 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a
               Cybex Employment Services Co., the Company, and R. Byron Driver, incorporated by reference (pursuant to the provisions of Rule
               12(b)-32) to Exhibit 10.4 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.13 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among PolyCon Investments, Inc., a Texas corporation d/b/a
               Cybex Employment Services Co., the Company, and Gary R. Johnson, incorporated by reference (pursuant to the provisions of Rule
               12(b)-32) to Exhibit 10.5 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   10.14 Employment and Noncompetition Agreement dated as of July 1, 1999 by and



 Exhibit                                                                           Sequential
 Number        Description                                                         Page Number
 -------       -----------                                                         -----------
               among PolyCon Investments, Inc., a Texas corporation d/b/a Cybex
               Employment Services Co., the Company, and Christopher Thomas,
               incorporated by reference (pursuant to the provisions of Rule
               12(b)-32) to Exhibit 10.6 of the Company's Form 10-Q for the
               quarterly period ended December 31, 1999.

   10.15 Employment and Noncompetition Agreement dated as of July 1, 1999 by and among the Company and Kieran MacSweeney, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
               Exhibit 10.7 of the Company's Form 10-Q for the quarterly period ended December 31, 1999.

   21(*)       List of Subsidiaries of the Company.

   23(*)       Consent of PricewaterhouseCoopers LLP

   27(*)       Financial Data Schedule for current period (for SEC use only).

   99          Registration Statement on Form S-4 No. 333-33768, as filed on
               March 31, 2000, and subsequent Amendment No. 1 to Registration
               Statement on Form S- 4, as filed on May 11, 2000; Amendment No. 2 to Registration Statement on Form S-4, as filed on May 30, 2000;
               and Amendment No. 3 to Registration Statement on Form S-4, as filed on June 1, 2000.


  (*) As filed herewith.