Form 10-Q
period 2000-06-30
CYBEX COMPUTER PRODUCTS CORP
filed 2000-08-14
CIK 946360

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

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                                   YES [X]  NO [ ]

     AS OF JUNE 30, 2000 19,440,987 SHARES OF THE REGISTRANT'S COMMON STOCK
                       $.001 PAR VALUE, WERE OUTSTANDING.

                       CYBEX COMPUTER PRODUCTS CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                NUMBER
                                                                                                ------
Part I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets as of March 31, 2000 and
                   June 30, 2000 .........................................................       3

                   Condensed Consolidated Statements of Income for the three
                   months ended July 2, 1999 and June 30, 2000 ...........................       4

                   Condensed Consolidated Statements of Cash Flows for the three
                   months ended July 2, 1999 and June 30, 2000 ...........................       5

                   Notes to Condensed Consolidated Financial Statements ..................       6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .............................................       9

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............      15


Part II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders ...................      16

          Item 6.  Exhibits ..............................................................      16


          SIGNATURES .....................................................................      17

          INDEX OF EXHIBITS ..............................................................      18

ITEM 1.  FINANCIAL STATEMENTS

                       CYBEX COMPUTER PRODUCTS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    MARCH 31,            JUNE 30,
                                                                                      2000                 2000
                                                                                  -------------       -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................      $   9,703,072       $  34,878,093
  Short-term investments ...................................................         25,480,653           4,984,931
  Short-term investments, pledged as collateral for note payable ...........         23,000,000                  --
  Accounts receivable- trade, less allowance for doubtful accounts
    of $2,214,195 and $2,170,489 respectively ..............................         23,151,321          26,557,318
  Inventories ..............................................................         11,240,635          12,977,331
  Other current assets .....................................................          1,175,372           1,172,041
  Deferred income taxes ....................................................          2,684,099           2,684,099
                                                                                  -------------       -------------
              Total current assets .........................................         96,435,152          83,253,813
Investments available for sale, at market ..................................          8,016,340           8,647,036
Property held for lease ....................................................          1,593,221           1,544,847
Property and equipment, net of accumulated depreciation ....................         12,481,939          12,687,491
Intangibles, net of accumulated amortization ...............................          6,560,475           6,403,640
Deferred income taxes ......................................................          1,879,487           1,878,873
Other assets ...............................................................            328,880             186,497
                                                                                  -------------       -------------
                                                                                  $ 127,295,494       $ 114,602,197
                                                                                  =============       =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable .............................................................      $  23,000,000       $          --
  Accounts payable and accrued expenses ....................................          9,185,765           8,392,762
  Income taxes payable .....................................................          2,644,955           5,955,868
  Other current liabilities ................................................          7,423,142           7,617,747
                                                                                  -------------       -------------
              Total current liabilities ....................................         42,253,862          21,966,377

Shareholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000 shares authorized; no shares issued
  Common stock, par value $.001 per share; 50,000,000 shares authorized; March 31, 2000 -- 21,584,664 shares issued,
   19,345,605 shares outstanding; June 30, 2000 -- 21,682,397
   shares issued, 19,440,987 shares outstanding ............................             21,585              21,682
 Additional paid in capital ................................................         40,062,786          40,787,896
 Accumulated other comprehensive income ....................................           (660,564)           (391,156)
 Retained earnings .........................................................         50,981,395          57,672,951
 Treasury stock, at cost; 2,239,059 and 2,241,410, respectively ............         (5,363,570)         (5,455,553)
                                                                                  -------------       -------------
              Total shareholders' equity ...................................         85,041,632          92,635,820
                                                                                  -------------       -------------
                                                                                  $ 127,295,494       $ 114,602,197
                                                                                  =============       =============

            See notes to condensed consolidated financial statements.

                       CYBEX COMPUTER PRODUCTS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                    JULY 2,              JUNE 30,
                                                                                      1999                 2000
                                                                                  -------------       -------------
Net sales ..................................................................      $  24,299,755       $  37,086,676

Cost of sales ..............................................................         11,199,093          16,684,101
                                                                                  -------------       -------------

  Gross profit .............................................................         13,100,662          20,402,575

Research and development expenses ..........................................          1,664,629           2,061,149

Merger related expenses ....................................................                 --              71,293

Selling, general and administrative expenses ...............................          5,503,699           8,447,613
                                                                                  -------------       -------------

  Operating income .........................................................          5,932,334           9,822,520

Other income ...............................................................            452,205              60,816
                                                                                  -------------       -------------

  Income before provision for income taxes .................................          6,384,539           9,883,336

Provision for income taxes .................................................          2,136,523           3,191,780
                                                                                  -------------       -------------

  Net income ...............................................................      $   4,248,016       $   6,691,556
                                                                                  =============       =============

Net income per common and common
  equivalent share:

  Basic ....................................................................      $         .22       $         .35
                                                                                  =============       =============

  Diluted ..................................................................      $         .21       $         .32
                                                                                  =============       =============

Weighted average common and common
  equivalent shares outstanding:

  Basic ....................................................................         19,084,201          19,399,254
                                                                                  =============       =============

  Diluted ..................................................................         20,019,864          20,822,743
                                                                                  =============       =============

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                     JULY 2,            JUNE 30,
                                                                                       1999                2000
                                                                                  -------------       -------------
Cash flows from operating activities:
  Net income ...............................................................      $   4,248,016       $   6,691,556
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..........................................            385,430             814,807
    Amortization of discount investments ...................................           (103,776)           (236,278)

    Provision for losses on accounts receivable ............................             87,000             131,000
    Loss on disposal of property, plant and equipment ......................                 --              32,708
   (Gain) loss on sale of investments ......................................           (154,442)            171,403

  Changes in operating assets and liabilities:
     Accounts receivable-trade .............................................           (986,069)         (3,536,997)
     Inventories ...........................................................           (590,587)         (1,736,696)
     Accounts payable and accrued expenses .................................           (999,575)           (792,160)
     Other..................................................................            (66,949)            239,323
     Income taxes payable ..................................................          1,746,949           3,310,913
                                                                                  -------------       -------------
 Net cash provided by operating activities .................................          3,565,997           5,089,579

Cash flows from investing activities:
  Purchases of property and equipment ......................................           (336,674)           (769,071)
  Purchases of investments available for sale ..............................         (9,230,685)         (8,103,050)
  Proceeds from the sale of investments ....................................          7,283,305           7,602,377
  Proceeds from maturities of investments ..................................         36,259,000          43,732,000
                                                                                  -------------       -------------
       Net cash provided by investing activities ...........................         33,974,946          42,462,256

Cash flows from financing activities:
  Repayment of note payable ................................................        (16,000,000)        (23,000,000)
  Proceeds from issuance of common stock ...................................            606,735             725,207
  Purchase of treasury stock ...............................................            (63,017)            (91,983)
                                                                                  -------------       -------------
       Net cash used in financing activities ...............................        (15,456,282)        (22,366,776)
                                                                                  -------------       -------------
Effect of exchange rate changes ............................................            (47,384)            (10,038)
                                                                                  -------------       -------------
       Net increase in cash and cash equivalents ...........................         22,037,277          25,175,021
Cash and cash equivalents, beginning of period .............................          4,060,565           9,703,072
                                                                                  -------------       -------------
Cash and cash equivalents, end of period ...................................      $  26,097,842       $  34,878,093
                                                                                  =============       =============

            See notes to condensed consolidated financial statements

                       CYBEX COMPUTER PRODUCTS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Cybex Computer Products Corporation (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed consolidated financial statements as of and for the interim period ended June 30, 2000 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended March 31, 2000, included in the Company's Form 10-K filed June 22, 2000. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The March 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.       STOCK OPTIONS

         Options to purchase 415,500 shares of common stock were issued on varying dates throughout the first quarter of Fiscal 2001 to employees under the 1998 Employee Stock Incentive Plan at the market price as of the effective date. Also, options to purchase 97,733 shares of common stock were exercised during the quarter first quarter of Fiscal 2001.

3.       COMPREHENSIVE INCOME

         The Company records unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized holding gains or losses on the Company's available for sale investments as accumulated other comprehensive income which is included in shareholders' equity. During the first quarter of Fiscal 2001 and Fiscal 2000, total comprehensive income amounted to $6,960,963 and $4,227,299, respectively.

4. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share ("EPS") for the quarters ended July 2, 1999 and June 30, 2000, is as follows:

                                                       Income          Shares           Per-Share
                                                       (Numerator)     (Denominator)    Amount
                                                       -----------     -------------    ---------
For the quarter ended July 2, 1999
  Basic EPS
    Income available to common shareholders             $4,248,016      19,084,201      $  0.22
  Effect of Dilutive Securities
    Stock Options                                                          935,663

 Diluted EPS
    Income available to common shareholders
      and assumed conversions                           $4,248,016      20,019,864      $  0.21


For the quarter ended June 30, 2000
  Basic EPS
    Income available to common shareholders             $6,691,556      19,399,254      $  0.35
  Effect of Dilutive Securities
    Stock Options                                                        1,423,489

 Diluted EPS
    Income available to common shareholders
      and assumed conversions                           $6,691,556      20,822,743      $  0.32


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

         The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company's Annual Report to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three months ended July 2, 1999 and June 30, 2000 is as follows:

                                                                                       Three Months Ended
                                                                                 --------------------------------
(In Thousands)                                                                   July 2, 1999       June 30, 2000
                                                                                 ------------       -------------
Total sales:
     Cybex - U.S.                                                                 $  17,094           $  27,239
     Cybex - International                                                            7,841              11,062
     Less Intersegment                                                                 (635)             (1,214)
                                                                                  ---------           ---------
                                                                                  $  24,300           $  37,087
                                                                                  =========           =========
Gross Profit:
     Cybex - U.S.                                                                 $   9,326           $  14,955
     Cybex - International                                                            3,797               5,473
     Less Intersegment                                                                  (22)                (25)
                                                                                  ---------           ---------
                                                                                  $  13,101           $  20,403
                                                                                  =========           =========


The operational distribution of the Company's identifiable assets as of March 31, 2000 and June 31, 2000 is as follows:

(IN THOUSANDS)                                                                 MARCH 31, 2000       JUNE 30, 2000
                                                                               --------------       -------------
ASSETS:
     CYBEX - U.S.                                                                 $ 122,039           $ 106,865
     CYBEX - INTERNATIONAL                                                           21,510              24,326
                                                                                  ---------           ---------
          TOTAL IDENTIFIABLE ASSETS                                                 143,549             131,191
     ELIMINATIONS                                                                   (16,254)            (16,589)
                                                                                  ---------           ---------
          TOTAL ASSETS                                                            $ 127,295           $ 114,602
                                                                                  =========           =========

6.       APPROVED MERGER WITH APEX

         In March 2000, the Company announced a proposed merger with Apex Inc.
(Apex), a provider of server console management and switching technology. The Company and Apex (collectively "the companies") entered into a merger agreement under which they have agreed to combine the two companies in a merger, resulting in a new combined corporation under a newly-created parent registrant, Aegean Sea Inc. On March 31, 2000, the newly created registrant and the companies filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. The companies received final approval of the merger by the shareholders of the respective companies on June 30, 2000. The newly formed company subsequently changed its name to Avocent Corporation. The merger was effective as of July 1, 2000.

         The merger has been accounted for as a purchase in accordance with APB 16 with the purchase price allocated to the assets and liabilities of the Company based upon their face values at the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94.0 million of the purchase price is expected to be expensed as in process research and development. A preliminary purchase price allocation is as follows:

               Tangible assets                                       $110,775,673
               Identifiable intangible assets                          90,107,903
               Goodwill                                               529,430,650
               In-process R&D                                          94,000,000
               Liabilities                                            (28,843,613)
                                                                     ------------
                   Total purchase price                              $795,470,613
                                                                     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS - FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS" CONTAINED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 22, 2000.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on June 22, 2000.

MERGER

         In March 2000, the Company announced a proposed merger with Apex Inc.
(Apex), a provider of server console management and switching technology. The Company and Apex (collectively "the companies") entered into a merger agreement under which they have agreed to combine the two companies in a merger, resulting in a new combined corporation under a newly-created parent registrant, Aegean Sea Inc. On March 31, 2000, the newly created registrant and the companies filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. The companies received final approval of the merger by the shareholders of the respective companies on June 30, 2000. The newly formed company subsequently changed its name to Avocent Corporation. The merger was effective as of July 1, 2000.

         The merger has been accounted for as a purchase in accordance with APB 16 with the purchase price allocated to the assets and liabilities of the Company based upon their face values at the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94.0 million of the purchase price is expected to be expensed as in process research and development. A preliminary purchase price allocation is as follows; $110.8 million of tangible assets, $90.1 million of identifiable intangible assets, $529.4 million of goodwill, $94.0 million of in-process R&D and $28.8 million of assumed liabilities. The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill.

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

         The Company also has interfaces for its XP4040(TM) (formerly known as the AutoBoot Commander 4xP(TM)/1xP(TM), which operates with models of IBM RS/6000, Hewlett Packard, Compaq's Alpha, and Silicon Graphic's Indigo workstations. The Company's AutoView Commander(TM) utilizes a cost-reduced architecture that continues to provide the architecture for mid-range and entry level products. SwitchView(R), a two and four port KVM switch product, is the

Company's first product designed to be mass marketed. The Company completed its first full quarter of shipping AutoView(TM) 200 during the second quarter of Fiscal 2000. AutoView(TM) 200 extends the capabilities of KVM switching technology by allowing two users independent and simultaneous access to any of eight attached servers. The Company also markets several mid-range to high-end switching solutions including the PolyCon/S, a single user console switching hub, and the PolyCon/XS, a multi-user matrix console switching hub. Additionally, in May of 2000, the Company announced the DS1800, a digital switching solution which will allow system administrators secure access to an unlimited number of servers using the existing networking infrastructure. The DS1800 is expected to be complete and available for shipping during October 2000.

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

         The Company's net sales have increased in each fiscal year due primarily to increases in the number of units sold to both new and existing customers as well as sales to customers of the PolyCon Companies and customers of PixelVision discussed below. Net sales increases are expected to continue with the consummation of the merger with Apex. The increases in annual net sales reflect the Company's strategy of increasing unit volume and market share through the introduction of new products as well as increasingly enhanced generations of already accepted products with increased functionality. These new and enhanced products are price competitive when compared to prior generations of the Company's products and to the products of competitors. As a part of this strategy, the Company seeks to be price competitive and to be the high quality provider of products in its markets. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling products to new customers.

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

         The Company believes that increasing its international sales is an important element in the overall strategy of future revenue growth. International sales comprised 32% for the quarter ended June 30, 2000 and, 32%, and 35% of the Company's total sales in, Fiscal 2000, and Fiscal 1999, respectively.

STRATEGIC ACQUISITION

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

         The Company obtained an independent valuation of PixelVision and values were assigned to developed technology, in-process research and development, assembled work force, customer base and patents. The valuations of developed technology, in-process R&D and patents were established using an income-based approach. The valuation of the assembled work force and customer base were valued using a cost-based approach. Revenue estimates for the technology under development were based on discussions with management, anticipated product development schedules, product sales cycles and estimated life of the technology. Revenues for the products under development were estimated beginning in the fourth quarter of calendar 1999 and through the years ended December 31, 2000 through 2004. Projected expenses were based on historical selling, general and administrative expenses and maintenance research and development expenses of both the Company and PixelVision. It is anticipated that future profit margins and growth will vary significantly from the historical operating results of PixelVision. The resulting operating income was adjusted for income tax expense using the Company's tax rate. In addition, estimated required returns on beginning net working capital, assembled work force, customer base, patents, other assets and developed technologies, along with a deduction for cash flow attributable to the assembled work force, other assets, customer base, patents and developed technologies, were considered in the discounted cash flow analysis. The risk-adjusted discount rate applied to after-tax cash flow was 25% for completed technology and 35% for in-process technology, compared to an estimated weighted-average cost of capital for PixelVision of approximately 35%.

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


RESULTS OF OPERATIONS

         The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of net sales for the quarters ended indicated:

                                                                                      THREE MONTHS ENDED
                                                                                  JULY 2,            JUNE 30,
                                                                                  -------            --------
                                                                                    1999               2000
                                                                                  -------            --------
Net sales ..................................................................       100.0%              100.0%
  Cost of sales ............................................................        46.1                45.0
                                                                                  ------              ------
Gross profit ...............................................................        53.9                55.0
  Research and development expenses ........................................         6.9                 5.6
  Merger related expenses ..................................................          --                 0.1
  Selling, general and administrative expenses .............................        22.6                22.8
                                                                                  ------              ------
Operating income ...........................................................        24.4                26.5
  Other income .............................................................         1.9                 0.1
                                                                                  ------              ------
Income before income taxes .................................................        26.3                26.6
  Provision for income taxes ...............................................         8.8                 8.6
                                                                                  ------              ------
Net income .................................................................        17.5%               18.0%
                                                                                  ======              ======


Three Months Ended June 30, 2000 Compared to the Three Months Ended July 2, 1999

         Net sales increased 52.6% to $37.1 million in the three months ended June 30, 2000 from $24.3 million in the three months ended July 2, 1999. Additionally, sales for the reportable segment Cybex -- U.S. increased 59.3% from $17.1 million in the first quarter of Fiscal 2000 to $27.2 million in Fiscal 2001, while sales for the reportable segment Cybex -- International increased 41.1% from $7.8 million in the first quarter of Fiscal 2000 to $11.1 million in Fiscal 2001. Over 3.3 million of the increase in sales was attributed to the display product line obtained as a result of the PixelVision acquisition in October 1999. The display product sales typically include large orders that follow a long sales cycle and quarter to quarter revenues for display products are expected to fluctuate. The increased sales also resulted from increased sales volume of the Company's KVM Switch Products and Extension Products. Sales of KVM Switch Products increased 35.9% to $29.8 million in the three months ended June 30, 2000 from $21.9 million in the three months ended July 2, 1999. Additionally, sales of KVM Extension Products increased 63.4% to $3.5 million in the three months ended June 30, 2000 from $2.1 million in the three months ended July 2, 1999. The LongView and Key-View II products accounted for most of the growth in KVM Extension Product sales.

         The Company's international sales volume (sales to locations outside the U.S) continued to increase in the three months ended June 30, 2000. International sales increased 36.4% to $11.6 million in the first quarter of Fiscal 2001 from $8.5 million in first quarter of Fiscal 2000. Sales in the European Community accounted for approximately $8.0 million, or 69.1% of international sales, and grew 20.2% from Fiscal 2000 to Fiscal 2001.

         Gross profit is affected by many factors including: product mix, discounts, price competition, new product introductions and start-up costs, increasing material and labor costs and the levels of outsourcing of manufacturing and assembly services. Gross profit increased 55.7% to $20.4 million in three months ended June 30, 2000 from $13.1 million in the three months ended July 2, 1999. Gross profit for the reportable segment Cybex -- U.S. increased 60.4% from $9.3 million in the three months ended July 2, 1999 to $15.0 million in the three months ended June 30, 2000, while the gross profit for Cybex -- International increased 44.1% from $3.8 million in the first quarter of Fiscal 1999 to $5.5 million in the first quarter of Fiscal 2000. Gross profit as a percentage of net sales increased from 53.9% to 55.0%. The increase in gross margin as a percentage of sales is the result of cost reductions due to volume efficiencies and increased outsourcing, and design changes. The increase was offset somewhat by the diluting effect of display product sales, which have much lower margins than the other product lines. Display product margin was 21.2% versus all other product's gross margin of 58.4%.

         Selling, general and administrative (SG&A) expenses increased 53.5% to $8.5 million (22.8% of net sales) in the three months ended June 30, 2000, from $5.5 million (22.6% of net sales) in the three months ended July 2, 1999. The increase in SG&A expenses reflects the increased level of expenditures in administration, sales, customer support, advertising, and marketing activities required to support the Company's expanded sales base domestically and abroad, as well as additional SG&A costs from PixelVision. Management anticipates that the dollar amount of selling, general and administrative expense will continue to increase.

         Research and development (R&D) expense grew 23.9% to $2.1 million or 5.6% of net sales in the three months ended June 30, 2000, from $1.7 million or 6.6% of net sales in the three months ended July 2, 1999. The increase in R&D expense can be attributed to the continued focus on new product and technology development as well as product integration and product cost reduction efforts through improved product design. Management anticipates that the dollar amount of research and development expenses will increase and as a percentage of net sales will increase slightly.

         As a result of the factors discussed above, operating income increased 65.6% to $9.8 million (26.5% of net sales) in the three months ended June 30, 2000, from $5.9 million (24.4% of net sales) in the three months ended July 2, 1999.

         Other income decreased drastically 87% to $61,000 (0.1% of net sales) in the three months ended June 30, 2000, compared to $452,000 (1.9% of net sales) in the three months ended July 2, 1999. Interest income and other expense includes realized gains on the sale of certain investments, interest income and expense and the accretion of U.S. Treasury Bill discounts. The primary reason for the decline was $171,000 in realized losses in equity investments during the first quarter of fiscal 2001 versus $154,000 realized gain in fiscal 2000. This loss in equities reflects the overall volatility of the stock market. Other expense also includes foreign currency loss of almost $100,000 during the quarter as compared to a foreign currency loss of only $32,000 in the prior year's quarter. This fluctuation is attributed to the weakening of the Euro against the dollar during the period. As a result of implementing new Treasury policies, cash held in foreign currencies decreased during the quarter thereby reducing translation exposure.

         Net income increased 57.5% to $6.7 million (18.0% of net sales) in the three months ended June 30, 2000, from $4.2 million (17.5% of net sales) in the three months ended July 2, 1999, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company financed its operations primarily through cash flow from operations and cash reserves as needed. As of June 30, 2000, and for the three months then ended, the Company and its subsidiaries had an available line of credit of $7.5 million with no outstanding borrowings. The Company had no amounts outstanding under the lines of credit at June 30, 2000.

         The Company's working capital position improved from $62.2 million as of March 31, 2000 to $69.9 million as of June 30, 2000 (adjusted to include $8.0 million and $8.6 million of long term-investments, respectively). This improvement in the Company's working capital position was due primarily to increased earnings during the quarter ended June 30, 2000.

         Cash provided from operating activities increased from approximately $3.6 million for the three months ended July 2, 1999 to $5.1 million for the three months ended July 2, 1999. The increase was attributed primarily to an increase in net income and an increase in income taxes payable. These increases were offset by increases in accounts receivable and inventories. The increase in net income is directly related to the increase in sales, while the increase in income taxes payable relates to the increase in income. The increase in accounts receivable can be attributed to timing of sales and timing of collections. Over $2.1 million in outstanding receivables were collected in the 3 days after quarter end. The increase in inventory levels is attributed to the overall anticipated demand for new and existing products as well as inventory for products under development including the DS1800. The DS1800 is not expected to ship until the beginning of the third quarter of fiscal 2001. The Company expects to continue to increase the level of turnkey manufacturing of products as they mature and designs stabilize, thereby reducing the level of inventory relative to those products that the Company must maintain.

         Capital expenditures totaled $769,000 in the first three months of Fiscal 2001. These capital expenditures related to purchases of office equipment, computer hardware and software, engineering test equipment and manufacturing test equipment for the Company and its subsidiaries.

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


         CONTINGENCIES

         The Company has certain contingent liabilities resulting from litigation initiated by Apex. Apex contended in a patent lawsuit filed in February 1998 against the Company and others in the United States District Court in Seattle, Washington, that the Company has infringed Patent No. 5,721,842. By mutual agreement and stipulation of Apex and the Company, the patent lawsuit was dismissed without prejudice. Patent validity and ownership issues raised in connection with the District Court lawsuit will now be heard before the United States Patent and Trademark Office. The parties jointly requested the District Court to urge accelerated consideration of these issues by the United States Patent and Trademark Office. At the conclusion of the United States Patent and Trademark Office proceeding, the lawsuit can be reinstated upon the request of either party. After extensive review of the claims at issue, management does not believe any of its products are covered by any valid claim of Apex's patent. As a result, it is management's opinion that the probable resolution of such contingencies will not have a material adverse affect on the financial position, results of operations, or cash flows of the Company. Additionally, the Company believes that, when the anticipated merger with Apex is completed, the PTO proceedings will be dismissed since both the Company's re-issue application and Apex's patents will be owned by the Avocent.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly rated investment grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at June 30, 2000. The Company generally holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on June 30, 2000. At the Special Meeting, the shareholders voted to ratify our merger with Apex Inc. and the Agreement and Plan of Reorganization dated March 8, 2000, by the following votes:

                                                                       NUMBER OF
                                                                         SHARES            %
                                                                       ----------      ----------
              FOR                                                      15,371,238           79.15%

              AGAINST                                                      42,049            0.22%

              ABSTAIN                                                      37,084            0.19%

              NOT VOTED                                                 3,969,475           20.44%
                                                                       ----------      ----------
              Total                                                    19,419,846           100.0%
                                                                       ==========      ==========

Item 6. Exhibits

         (a)      The following exhibits are being filed with this report:

                  Exhibit No.               Description
                  -----------               -----------
                      27                    Financial Data Schedule (For SEC use only)


         (b)      Reports on Form 8-K

         On July 10, 2000, Avocent Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to our merger with Apex Inc., which was effected on July 1, 2000. Apex and the Company are now wholly-owned subsidiaries of Avocent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYBEX COMPUTER PRODUCTS CORPORATION



                                /s/ Douglas E. Pritchett
                                -----------------------------------------------
                                Douglas E. Pritchett
                                Senior Vice President - Finance and
                                Chief Financial Officer and Treasurer


Date:  August 14, 2000

                                INDEX OF EXHIBITS


EXHIBIT NO.                  DESCRIPTION                                       PAGE NO.
-----------                  -----------                                       --------
   27                        Financial Data Schedule (For SEC use only)
